Form 10KSB
period 1996-03-31
MID COAST BANCORP INC
filed 1996-06-26
CIK 851785

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the Twelve Months Ended:  March 31, 1996

                        Commission File No.:  0-18096

                           MID-COAST BANCORP, INC.
      (Exact name of small business issuer as specified in its charter)


              Delaware                                01-0454232
        State of Incorporation                     IRS Employer No.

                            1768 Atlantic Highway
                                P. O. Box 589
                           Waldoboro, Maine  04572
                  (Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (207) 832-7521

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock ($1.00 par value)
                              (Title of Class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  [X]     No  [ ]

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.      [X]

      The revenues for the issuer's fiscal year ended March 31, 1996 are $4,572,966.

      The number of shares outstanding as of May 23, 1996 is 229,031.

      Aggregate market value of common stock held by non-affiliates, based on the last reported sale price on May 23, 1996: $3,255,601.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on June 11, 1996, and the Annual Report for the fiscal year ended March 31, 1996, which has not previously been mailed to the Commission, are incorporated by reference into
Part II and III of this report.


                              TABLE OF CONTENTS

                                                                         Page

PART I

   Item 1.    Description of Business                                       1
   Item 2.    Description of Property                                      23
   Item 3.    Legal Proceedings                                            24
   Item 4.    Submission of Matters to a Vote of Security Holders          24

PART II

   Item 5.    Market for Common Equity and Related Stockholder Matter      25
   Item 6.    Management's Discussion and Analysis                         26
   Item 7.    Financial Statements                                         26
   Item 8.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     26

PART III

   Item 9.    Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act   26
   Item 10.   Executive Compensation                                       26
   Item 11.   Security Ownership of Certain Beneficial Owners and
              Management                                                   26
   Item 12.   Certain Relationships and Related Transactions               26
   Item 13.   Exhibits                                                     27


SIGNATURES                                                                 29


PART I

Item 1.  Description of Business

                     Business of Mid-Coast Bancorp, Inc.

      Mid-Coast Bancorp, Inc. ("Bancorp" or the "Holding Company") was organized in 1989 for the purpose of becoming a holding company and owning all of the outstanding capital stock of The Waldoboro Bank, F.S.B. ("Waldoboro" or the "Bank"). Upon consummation of Waldoboro's conversion from the mutual to the stock form of ownership, Waldoboro became a wholly owned subsidiary of Bancorp.

      The Holding Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Bank. In the future, Bancorp may acquire or organize other operating subsidiaries, including other financial institutions, although it presently has no definitive plans for any specific acquisitions or new subsidiaries. Bancorp does not currently own any real estate. Instead, Bancorp uses the premises, equipment and furniture of the Bank without the payment of any rental fees. At the present time, Bancorp does not employ any persons other than its officers, but utilizes the support staff of the Bank from time to time without the payment of any fees. Additional employees may be hired as appropriate to the extent Bancorp expands its business.

                   Business of The Waldoboro Bank, F.S.B.

General

      The Bank was formed as a Maine building and loan association, the Waldoboro Building and Loan Association, on March 18, 1891 and received a federal charter on August 9, 1983. The Bank's operations are headquartered in Waldoboro, Maine. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has a strong community orientation, with most of its customers located in Waldoboro, Rockland and surrounding communities in Knox and Lincoln counties, Maine. As of March 31, 1996, the Bank had total assets of $54,362,066, total deposits of $41,816,902, total borrowings of $7,465,000 and stockholders' equity of $4,926,077. The Bank has never been involved in any mergers or acquisitions.
 Last year the Bank opened a new, full-service branch facility in Rockland, Maine, and currently has two full-service offices. The Bank believes that this additional office will enhance its ability to attract deposits and expand its market position.

      The Bank's executive offices are located at 1768 Atlantic Highway, Waldoboro, Maine and its telephone number is (207) 832-7521.

      The principal business of the Bank is to attract deposits from the general public and to make loans secured by residential and commercial real estate, enabling borrowers to purchase, refinance, construct or improve property. In addition, the Bank makes various types of secured and unsecured consumer and passbook loans, such as home equity, commercial and automobile loans, and holds investment securities. See "Lending Activities" and "Investments."

Market Area

      The Bank's market area is Knox and Lincoln counties, Maine, and includes the towns of Waldoboro, Damariscotta, Friendship, Warren, Nobleboro, Thomaston and Rockland, as well as other communities in Maine's mid-coast region. The Bank's market area is located on the coast of Maine, approximately 60 miles northeast of Portland and 78 miles southwest of Bangor.

      The economic base of the Bank's market area is diverse, with manufacturing, services and commercial fishing as the most significant categories of business activity. The mid-coast region of Maine has also long been popular as a summer resort area, thus leading to a substantial amount of seasonal business activity.

Lending Activities

      The Bank's loan portfolio totaled $42,838,169 at March 31, 1996, representing approximately 78.8% of its total assets. At that date, approximately 77.3% of the Bank's loan portfolio consisted of permanent mortgage loans secured by residential properties. In addition, approximately 10.6% of the Bank's loan portfolio consisted of permanent mortgage loans secured by commercial real estate, while secured and unsecured consumer and passbook loans represented 6.2% of the Bank's loan portfolio. Finally, construction loans represented less than 0.05% of the Bank's loan portfolio.
 Substantially all of the residential and commercial properties securing the Bank's loans are located within its market area as discussed above.

      The following tables set forth detailed information concerning the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                             At March 31,
                                             ----------------------------------------------
                                                      1996                     1995
                                             ---------------------    ---------------------
                                               Amount         %         Amount         %
                                             -----------    ------    -----------    ------

Mortgage loans:
  Residential                                $33,125,498     77.3%    $34,934,860     79.9%
  Commercial                                   4,509,243     10.6       3,896,071      9.0
  Construction, net of undisbursed funds          12,049      -             9,161      -
                                             ---------------------------------------------
  Total mortgage loans                       $37,646,790     87.9%    $38,840,092     88.9%
Other loans:
  Home equity                                  1,372,391      3.2       1,531,085      3.5
  Other commercial                               838,425      2.0         670,784      1.5
  Passbook loans                                 309,842      0.7         402,311      0.9
  Installment and other                        2,670,721      6.2       2,267,849      5.2
                                             ---------------------------------------------
    Total other loans                          5,191,379     12.1%      4,872,029     11.1%
                                             ---------------------------------------------
      Total loans                            $42,838,169    100.0%    $43,712,121    100.0%
                                             =============================================

      Residential Mortgage Loans. A substantial portion of the Bank's lending activity is comprised of residential mortgage loans, which, at March 31, 1996, represented 77.3% of the Bank's loan portfolio. Residential mortgage loan originations are derived from a number of sources, including the existing customers of the Bank, realtors, referrals and "walk-in" customers. The Bank's active solicitation of residential mortgage loans through real estate brokers has historically been its primary source of residential mortgage loan originations.

      The main focus of the Bank's residential lending activity is the origination of conventional mortgage loans on one- to four-family dwellings. Generally, these loans are conventional first mortgage loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies. The Bank also makes residential loans up to 95% of the appraised value if the top 15% of the loan is covered by private mortgage insurance.

      Currently, the Bank offers a variety of adjustable-rate mortgage loans with terms of up to 30 years. These mortgages have rates which are generally 3.0% above the U. S. Treasury Index and have adjustment periods of up to 3 years based on changes in the interest rate on U.S. Treasury obligations. Typically, such loans have a 2% maximum rate change in any one adjustment period and a maximum possible rate change of 6% during the term of the loan. Most of the adjustable-rate mortgage loans originated by the Bank are held in the Bank's portfolio. The primary reason for the Bank to retain these loans is to manage the interest rate sensitivity of the Bank's loan portfolio. See "Asset/Liability Management" located in the Management's Discussion and Analysis portion of the Annual Report, commencing on page 3.

      In addition to adjustable-rate residential mortgage loans, the Bank also offers fixed-rate residential mortgage loans with terms typically ranging from 15 to 30 years. During the fiscal year ended March 31, 1996, the Bank originated $3,953,000 in fixed-rate loans, representing 49.73% of the total mortgage loans originated during that period. These loans are typically sold to the secondary mortgage market.

      Borrowers may prepay loans at their option or refinance their loans with the Bank on terms agreeable to the Bank. The terms of conventional residential mortgage loans granted by the Bank contain a "due-on-sale" clause which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of real estate loans in the Bank's portfolio. Waldoboro's management believes that due to prepayments in connection with refinancings and sales of property, the average length of the Bank's long-term residential loans is substantially shorter than the weighted average contractual maturity.

      The Bank also makes construction loans to fund the construction of new buildings or the renovation of existing buildings and finances the construction of individual, owner-occupied houses by professional contractors and by individual owners only on the basis of stringent underwriting and construction loan management guidelines. Net construction loans, all of which were for residential properties, comprised $12,049 or less than 0.05% of the Bank's loan portfolio at March 31, 1996.

      Commercial Real Estate Loans. In addition to residential real estate loans, the Bank also originates loans secured by commercial real estate. At March 31, 1996, $4,509,243 or 10.6% of the Bank's loan portfolio was secured by commercial properties. Many of Waldoboro's commercial real estate loans are secured by improved property such as retail outlets and service establishments. Substantially all of the Bank's commercial real estate loan portfolio is secured by properties located in the Bank's primary market area.

      For a variety of reasons, loans secured by commercial properties generally involve greater credit risks than one- to four-family residential real estate loans. Repayment of such loans generally depends on the cash flow generated by the security property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be more subject to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential real estate loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Although commercial real estate loans generally involve a higher risk of credit loss than loans secured by residential real estate, Waldoboro has not experienced any significant problems with its commercial loans.

      Consumer and Other Loans. At March 31, 1996, Waldoboro had secured and unsecured consumer loans, including loans on deposit accounts, of approximately $3.0 million or 6.9% of the Banks's loan portfolio.
Waldoboro's consumer loans have interest rates which are generally higher than residential mortgage rates. The average life of the Bank's consumer loans is typically less than five years. By maintaining its consumer lending, Waldoboro enhances its ability to maintain a profitable spread between its average loan yield and its cost of funds while at the same time managing its sensitivity to interest rates.

      In addition, the Bank has begun to increase its commercial business loan portfolio. At March 31, 1996, such loans amounted to $838,425 or 2.0% of the Bank's loan portfolio. Commercial business loans are generally secured by equipment, machinery or other corporate assets. The Bank requires principals of corporate borrowers to become co-borrowers or obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

      Commercial business lending generally entails significantly greater credit risk than residential real estate lending. The repayment of commercial business loans typically is dependent on the successful operation and income of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts by the Bank than does residential real estate lending.

      Loans to One Borrower. Regulations promulgated by the Office of Thrift Supervision (the "OTS") generally limit the permissible amount of loans to one borrower to the greater of 15% of unimpaired capital and surplus or $500,000. The maximum amount which Waldoboro could have loaned to one borrower and the borrower's related entities at March 31, 1996, was $738,911.
 At March 31, 1996, the three largest outstanding balances of loans by Waldoboro to any one borrower and related entities approximated $494,007, $446,474 and $410,322.

Scheduled Loan Repayments

      The following table presents information regarding contractual maturities of Waldoboro's loan portfolio at March 31, 1996. Demand loans are reported as due in one year or less. No prepayment assumptions are utilized for purposes of this table.

                                                      Payment Due in Year Ended March 31,
                                       Balance at    -------------------------------------
                                        March 31,                    1998-
                                          1996          1997         2001         2002+
                                       -----------   ----------   ----------   -----------

Mortgages - residential real estate    $33,125,498   $1,213,671   $3,742,896   $28,168,931
Mortgages - construction                    12,049       12,049       -             -
Commercial loans                         5,347,668      771,034    1,018,012     3,558,622
Other loans                              4,352,954    2,714,656    1,301,972       336,326
                                       ---------------------------------------------------
                                       $42,838,169   $4,711,410   $6,062,880   $32,063,879
                                       ===================================================

      The following table shows information concerning the type and amount of fixed-rate and adjustable-rate loans in Waldoboro's portfolio that come due after one year.

                                           Loans Due After March 31, 1997
                                       --------------------------------------
                                          With         With
                                         Fixed       Adjustable
                                         Rates         Rates         Total
                                       ----------   -----------   -----------

Mortgages - residential real estate    $3,697,807   $28,214,020   $31,911,827
Commercial loans                          522,065     4,054,569     4,576,634
Other loans                                 -         1,638,298     1,638,298
                                       --------------------------------------
                                       $4,219,872   $33,906,887   $38,126,759
                                       ======================================

Origination, Purchase and Sale of Loans

      The primary lending activity of Waldoboro is the origination of conventional loans (i.e., loans that are neither insured nor guaranteed in whole or in part by governmental agencies) secured by first mortgage liens on residential properties, principally single family residences, substantially all of which are located in Lincoln and Knox counties, Maine. During the year ended March 31, 1996, substantially all of the real estate loans originated by Waldoboro were secured by properties in Lincoln and Knox counties.

      Waldoboro appraises the security for each new loan. Such appraisals are performed for the Bank by qualified appraisers in accordance with standards set by the OTS. The appraisal of the real property upon which Waldoboro makes a real estate loan is of particular significance to the Bank in the event that the loan must be foreclosed. An improper appraisal may contribute to a loss or other financial detriment to the Bank upon the disposition of foreclosed property.

      The Bank's underwriting standards are guided by a formal written loan policy which is reviewed and approved annually by the board of directors of the Bank (the "Board"). This policy provides that, following the submission of a loan application by a borrower, the Loan Committee, which determines whether a borrower has met the required underwriting conditions, and the Security Committee, which ensures that the value of the real estate securing the loan is adequate, must approve the loan. Once approved, the loan must then be ratified by the Board. In the case of a loan made to an officer of the Bank or the Holding Company, the loan must be approved by the Board as well as the Loan Committee and the Security Committee. Waldoboro requires title certification on all first mortgage liens, and the borrower is required to maintain hazard insurance on the security property.

      Waldoboro has purchased loans and will continue to consider participations from third parties provided the terms are favorable and the loans meet Waldoboro's underwriting standards. The Bank routinely sells fixed-rate real estate loans in the secondary market as a means to better match its interest-sensitive assets and liabilities. For the year ended March 31, 1996, the Bank received $2,688,085 in proceeds from the sale of loans. Waldoboro will continue to consider additional sales of its loans in the future, depending on its needs, and the terms available in the market for such transactions.

      Fee Income. In addition to interest earned on loans, Waldoboro realizes fee income from its lending activities, including origination and collection fees for residential loans. Waldoboro also receives loan fees and charges related to existing loans, which include late charges and servicing fees. Net origination fees originally deferred that were recognized as additional interest on loans during fiscal 1996 totalled $41,771. At March 31, 1996, net origination fees deferred to future periods approximated $151,254.

Classified Assets and Delinquencies

      If a borrower fails to make a required payment on a loan, the loan is classified as delinquent. In this event, Waldoboro will make contact with the borrower at prescribed intervals in an effort to bring the loan current.
 In most cases, delinquencies are cured promptly, but if a mortgage loan delinquency is not cured within 60 days, Waldoboro will generally initiate foreclosure proceedings under applicable state law. If the loan remains delinquent, the mortgaged property typically will be sold through a foreclosure sale.

      The remedies available to a lender in the event of a default or delinquency, and the procedures by which such remedies may be exercised, are generally subject to laws and regulations of the jurisdiction where the property is located in the case of mortgage loans, or of the jurisdiction where the lender and/or borrower is situated in the case of unsecured loans.
 Federal and Maine law generally require notice of default and right to cure and notice of the availability of credit counseling and potential state-provided financial assistance prior to the time a lender commences a legal action or takes possession of Maine residential real estate securing a loan.
 Management attempts to secure payment with regard to consumer and commercial business loans which become delinquent. Ultimately, if such efforts are unsuccessful, foreclosure and sale of collateral are considered. In the case of unsecured installment and commercial business loans, rather than proceeding to collect by legal action, Waldoboro will often attempt to negotiate a "workout" payment schedule with the borrower over a period which may exceed the original term of the loan.

      Under the OTS classification system, problem assets of insured institutions are classified as "special mention," "substandard," "doubtful" or "loss," depending on the presence of certain characteristics discussed below.

      An asset is considered "special mention" if the asset displays financial weakness or the value of the underlying collateral declines.

      An asset is considered "substandard" if inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified "doubtful" possess the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      The Bank places loans on non-accrual status at 91 days from due date. The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank. The Bank had no loans which are 90 days or more delinquent but on which Waldoboro is accruing interest at the dates indicated. Additional interest income that would have been recorded on non-accrual loans had they been on accrual status at March 31, 1996 and March 31, 1995 was $42,901 and $12,000 respectively. The following table summarizes the Bank's non-performing assets at the dates indicated.

      The Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosure, on April 1, 1995. Adoption of these statements did not have a significant impact on the financial position or results of operations, and prior periods have not been restated.

                                                         At March 31,
                                               --------------------------------
                                                 1996        1995        1994
                                               --------    --------    --------

Nonaccrual loans:

  Mortgage loans in process of foreclosure     $160,919    $ 93,859    $604,114
  Other                                         214,419     213,633     194,312
                                               --------------------------------

Total nonaccrual loans                          375,338     307,492     798,426

Real estate owned, net                          224,137     246,079      30,054
Loans to facilitate                                -         44,246      44,627
                                               --------------------------------

Total nonperforming assets                     $599,475    $597,817    $873,107
                                               ================================

Ratio of nonaccrual loans to total loans           0.88%       0.70%       1.85%
Ratio of nonperforming assets to total assets      1.10%       1.13%       1.76%

      Reserve for Loan Losses. The reserve for loan losses is maintained by a provision charged against income at a level that management considers adequate to provide for potential losses. The amount of the provision is based upon management's evaluation of individual loans, past loss experience, current economic conditions, the inherent risk in the loan portfolio and other relevant factors. No portion of the allowance for loan losses balance at March 31, 1996 related to specific loans for which charge offs are expected in fiscal 1997.

      An analysis of activity in the reserves for loan losses and real estate owned for the years ended March 31, 1996 and 1995 is provided below.


      Balance, March 31, 1994                                $ 278,998
          Charge-offs - Mortgages                             (175,874)
          Charge-offs - Consumer                                (8,734)
          Recoveries - Mortgages                                 3,755
          Recoveries - Consumer                                  4,538
                                                             ---------
          Net charge offs                                     (176,315)
          Provision for loan losses                             81,000
                                                             ---------

      Balance, March 31, 1995                                $ 183,683
          Charge-offs - Mortgages                              (21,627)
          Charge-offs - Consumer                                (6,538)
          Recoveries - Consumer                                  3,828
                                                             ---------
          Net charge offs                                      (24,337)
          Provision for loan losses                             62,010
                                                             ---------

      Balance, March 31, 1996                                $ 221,356
                                                             =========

      Net charge offs to average loans outstanding
          Year ended March 31, 1996                 0.06%
          Year ended March 31, 1995                 0.40%

      A breakdown of the reserve for loan losses is shown below.

                                         1996                       1995
                               ------------------------   -------------------------
                                             Percent of                 Percent of
                                              Loans to                   Loans to
                                Amount      Total Loans    Amount      Total Loans
                               --------     -----------   --------     -----------

Mortgage loans-Residential     $ 45,000      77.3%        $ 25,000     79.9%

Commercial-Mortgage loans        80,000      10.6           60,000      9.0

Consumer and other loans         38,000      12.1           33,810     11.1

General allocation               58,356       -             64,873       -
                               --------------------------------------------
                               $221,356     100.0%        $183,683    100.0%
                               ============================================

Investments

      Federally chartered thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly. At March 31, 1996, 8.56% of the total assets of the Holding Company were investment and mortgage-backed securities. See Notes 3 and 4 to the Holding Company's Consolidated Financial Statements included herein by reference.

      Currently, all of the Bank's debt securities are classified as "held-to-maturity" in accordance with Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." These investment securities are reported in the Bank's financial statements at amortized cost. Investment in a mutual fund of $528,673 is classified as available for sale and carried at market value. The following table sets forth the composition of the Bank's portfolio of investment securities and mortgage backed securities at the dates indicated.

                                                                       At March 31,
                                                    ----------------------------------------------------
                                                              1996                        1995
                                                    ------------------------    ------------------------
                                                       Book         Market         Book         Market
                                                      Value         Value         Value         Value
                                                    ----------    ----------    ----------    ----------

Held to maturity:
  Investment securities:
    Federal Home Loan Bank Bonds                    $  500,000    $  464,326    $  699,974    $  631,312
    U.S. Treasury Obligations                        2,246,562     2,243,354     1,744,562     1,738,370
    Federal National Mortgage Association Bonds        250,000       245,585       250,000       233,480
    Student Loan Marketing Association Notes           250,000       249,992       250,000       243,472
    Federal Farm Credit Bank Notes                     100,000       100,019        99,875        99,019
    Federal Home Loan Bank Stock                       548,300       548,300       535,800       535,800
    Other                                               10,000        10,000        10,000        10,000
                                                    ----------------------------------------------------
      Total investment securities                    3,904,862     3,861,576     3,590,211     3,491,453
Mortgage backed securities                             218,323       219,775       266,328       262,223
                                                    ----------------------------------------------------
                                                    $4,123,185    $4,081,351    $3,856,539    $3,753,676
                                                    ====================================================

Available for sale:
  Investment in mutual fund                         $  528,673    $  528,673    $        -    $        -
                                                    ====================================================

      The following table shows the maturities, including scheduled principal reductions, of the Bank's bonds and mortgage backed securities at March 31, 1996 and the weighted average yield on such securities.

                                                            After 1     After 5
                                                            Year but   Years but
                                                 Within      Within      Within     After
                                                 1 Year     5 Years    10 Years    10 Years     Total
                                               ----------   --------   ---------   --------   ----------

U.S. Treasury Obligations:
  Book Value                                   $1,948,015   $298,547                          $2,246,562
  Yield                                             5.46%      4.75%                               5.37%

Federal Home Loan Bank Bonds:
  Book Value                                   $  100,000   $200,000   $200,000               $  500,000
  Yield                                             5.25%      6.00%      8.00%                    6.65%

Federal National Mortgage Association Bonds:
  Book Value                                                $250,000                          $  250,000
  Yield                                                        4.75%                               4.75%

Student Loan Marketing Association Notes:
  Book Value                                                $250,000                          $  250,000
  Yield                                                        5.35%                               5.35%

Federal Farm Credit Bank Notes:
  Book Value                                   $  100,000                                     $  100,000
  Yield                                             5.64%                                          5.64%

Mortgage backed Securities:
  Book Value                                   $  218,323                                     $  218,323
  Yield                                             6.50%                                          6.50%
                                               ---------------------------------------------------------
Total                                          $2,366,338   $998,547   $200,000    $     0    $3,564,885
                                               =========================================================

Sources of Funds

      General. The Bank's primary sources of funds are deposits, borrowings and regular payments of loan principal and interest and prepayments of loan principal. Deposit inflows and outflows are influenced by general interest rate conditions. The Bank has been able to respond to market rate changes by borrowing from the Federal Home Loan Bank (the "FHLB") of Boston in the form of fixed-rate loans with a variety of maturities.

      Deposits. The Bank offers a variety of deposit products ranging in maturity from deposits withdrawable upon demand to certificates with maturities of up to 5 years. Deposits are attracted principally from within the Bank's market area. Waldoboro relies primarily upon customer service, advertising and competitive pricing policies to attract and retain deposits.

      Regular savings deposits increased $296,132 or 6.8% during the year ended March 31, 1996. Balances in money market deposit accounts increased $1,158,924 or 32.4% during the year ended March 31, 1996. NOW accounts and demand deposits increased $1,178,225 or 31.5% and certificates of deposit increased $2,062,511 or 8.1% during the year ended March 31, 1996.

      As a member of the FHLB System, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. The Bank's investment portfolio, cash and deposits in other institutions provide not only a source of income but also a source of liquidity to meet lending demands, fluctuations in deposit flows and required liquidity levels. The Bank has periodically used excess liquidity to meet heavy loan demand. The relative mix of investments and loans in the Bank's portfolio is dependent upon the Bank's judgment, from time to time, as to the attractiveness of yields available on loans as compared to available investment yield. The Bank also considers the relative safety of the investment and loans and the liquidity needs of Waldoboro. The Bank's investment portfolio is managed in compliance with the investment policy established by the Board.

      The Bank offers short-term certificates of deposit and other deposit alternatives that are more responsive to market conditions than the Bank's passbook deposits and the longer maturity fixed-rate certificates that have traditionally served as the Bank's primary sources of deposits. Waldoboro's overall variety of deposits has enabled the Bank to be competitive in obtaining funds when necessary and has enabled it to respond with more flexibility to the threat of disintermediation.

      Historically, the Bank has obtained deposits primarily from the areas in Maine immediately surrounding its offices. Management expects to continue obtaining substantially all of its deposits from its Lincoln and Knox County market areas. It is the Bank's policy not to accept brokered deposits.

      The distribution of a financial institution's deposits in terms of interest rate paid is a major determinant of its average cost of funds, while the distribution of an institution's deposits in terms of maturity has in the past been an important indicator of the relative stability of its supply of lendable funds. Management of the Bank believes that because of improved pricing flexibility, and the relatively low cost of borrowings from the FHLB, the distribution of deposit maturity is of less importance as an indicator of stability of its deposits as a source of lendable funds.

      The following table sets forth the average balances of deposits of the Bank in dollar amounts and as a percent of total deposits, the interest expense and the weighted average rate for each type of deposit account for the periods indicated.

                                                 Year Ended March 31, 1996
                                     ------------------------------------------------
                                                      % of
                                       Average      Average     Interest      Average
                                       Balance      Deposits     Expense        Rate
                                     -----------    --------    ----------    -------

   Demand deposits                   $ 1,149,086      2.88%     $        -       - %
   NOW Accounts                        3,137,280      7.87          72,855     2.32
   Savings                             4,649,322     11.67         128,570     2.77
   Money Market  deposit accounts      4,579,405     11.49         209,556     4.58
   Certificates of deposit            26,334,638     66.09       1,561,752     5.93
                                     ----------------------------------------------
                                     $39,849,731    100.00%     $1,972,733     4.95%
                                     ==============================================

                                                 Year Ended March 31, 1995
                                     ------------------------------------------------
                                                      % of
                                       Average      Average      Interest     Average
                                       Balance      Deposits      Expense       Rate
                                     -----------    --------    ----------    -------

   Demand deposits                   $ 1,028,233      2.77%     $        -       - %
   NOW Accounts                        2,774,337      7.47          66,917     2.41
   Savings                             5,039,448     13.57         139,157     2.76
   Money Market deposit accounts       3,842,136     10.35         123,373     3.21
   Certificates of deposit            24,454,114     65.84       1,179,837     4.82
                                     ----------------------------------------------
                                     $37,138,268    100.00%     $1,509,284     4.06%
                                     ==============================================

      The maturities of certificates of deposit in amounts greater than $100,000 at March 31, 1996 are set forth in the following table.


                  Maturity                     Amount
                  --------                   ----------

                  0 - 3 months               $1,075,945
                  3 - 6 months                        0
                  6 -12 months                  629,078
                  After 12 months               300,000
                                             ----------
                                             $2,005,023
                                             ==========

      The Bank offers a number of investment alternatives to depositors. Interest rates paid and minimum balance requirements for deposits may vary from time to time as determined by the Bank's management, based on prevailing market conditions. Waldoboro's deposit accounts are obtained primarily from the areas immediately surrounding its offices.

      The Bank has offered IRA accounts and intends to continue to do so in the future. At March 31, 1996, $3,214,000 of IRA accounts were on deposit with the Bank.

      Borrowings. Deposits are Waldoboro's primary source of funds for lending activities and other general business purposes. During periods when the supply of lendable funds cannot meet the demand for such activities and purposes, the FHLB system seeks to provide a portion of the funds necessary through advances to its members. Historically, Waldoboro has relied on advances from the FHLB of Boston rather than other sources. Waldoboro has used such advances from the FHLB of Boston as an alternative to deposits when rates are favorable as a means to enhance the Bank's interest rate spread and as a source of lendable funds. Such advances have also been primarily used to fund a portion of the Bank's three-year ARMs which, by shortening the average maturity of its loan portfolio, makes the Bank less sensitive to future interest rate fluctuations. At March 31, 1996, Waldoboro had $7,465,000 in outstanding advances from the FHLB at a weighted average stated rate of 5.27%.

      Waldoboro also has access to a line of credit approximating $1,050,000 at March 31, 1996, with the FHLB of Boston for short-term borrowing purposes.
 The Bank did not have any outstanding borrowings under this line of credit at March 31, 1996.

      The Bank intends to continue to fund its mortgage loan commitments with borrowed funds from the FHLB of Boston when the supply of other lendable funds is insufficient or more costly and/or when such borrowings would enhance the Bank's ability to manage its mix of assets and liabilities.

Asset/Liability Management

      The following table sets forth the scheduled repricing or maturity of the Bank's financial assets and liabilities at March 31, 1996.

      For purposes of this table no portfolio loans are assumed to prepay before their scheduled maturity date. Also, all NOW, Savings, and Money Market deposit accounts are assumed to reprice or mature in one year. Neither of these assumptions may be indicative of actual future events.

                                        1 Year       >1 to 2      >2 to 3      >3 to 5      >5 to 10       Over
                                        or Less       Years        Years        Years        Years       10 Years       Total
                                      -----------   ----------   ----------   ----------   ----------   ----------   -----------

Financial Assets (1):
  Mortgage loans & mortgage backed
   securities:
    Balloon & adjustable-rate
     (all property types)             $18,670,963   $6,208,555   $7,668,051   $        -   $  730,308   $        -   $33,277,877
      Fixed-rate 1-4 family               255,006       45,382      105,970      157,432      894,697    2,804,253     4,262,740
      Fixed-rate - other                        -        9,000            -       39,624       86,590      189,282       324,496
Consumer & other loans                  2,537,130      274,932      640,489      937,908      779,425       21,495     5,191,379
Investments & other interest-earning
 assets                                 7,447,721            -      998,547            -      200,000            -     8,646,268
                                      ------------------------------------------------------------------------------------------
Total financial assets                $28,910,820   $6,537,869   $9,413,057   $1,134,964   $2,691,020   $3,015,030   $51,702,760
                                      ==========================================================================================

Financial Liabilities (1):
  Deposits:
    NOW accounts, Savings and Money
     Market Accounts                   13,143,735            -            -            -            -            -    13,143,735
    Certificates of deposit            17,488,478    6,164,659    1,284,247    2,579,770            -            -    27,517,154
  FHLB borrowings                       4,525,000      500,000    2,225,000            -            -      215,000     7,465,000
                                      ------------------------------------------------------------------------------------------
Total financial liabilities           $35,157,213   $6,664,659   $3,509,247   $2,579,770   $        -   $  215,000   $48,125,889
                                      ==========================================================================================

GAP                                    (6,246,393)    (126,790)   5,903,810   (1,444,806)   2,691,020    2,800,030
GAP to total assets                       (11.49%)      (0.23%)      10.86%       (2.66%)       4.95%        5.15%
Cumulative GAP                         (6,246,393)  (6,373,183)    (469,373)  (1,914,179)     776,841    3,576,871
Cumulative GAP to total assets            (11.49%)     (11.72%)      (0.86%)      (3.52%)       1.43%        6.58%

<F1>   For purposes of this table, financial assets are defined as all interest earning assets other than FHLB and other stock. Financial liabilities consist of all interest-bearing liabilities.

Employees

      At March 31, 1996, the Bank had a total of 22 full-time employees and 4 part-time employees, none of whom were represented by collective bargaining units. The Bank offers its employees a variety of training programs designed to enhance their skills. The Bank also provides its full-time employees with a benefits package which includes life, long-term disability and medical insurance, a 401(k) plan and a pension plan. Management of Waldoboro believes that good relations are maintained with its employees.

Service Corporation

      The Bank has one service corporation, First Waldoboro Corporation ("First Waldoboro"). First Waldoboro was originally formed for the purpose of offering certain securities brokerage services. However, management of the Bank subsequently determined not to use First Waldoboro for that purpose, and the service corporation is presently inactive.

      Federal regulations permit the Bank to invest an amount up to 2% of its assets in the stock, paid-in surplus and unsecured obligations of a subsidiary service corporation. This amount is increased to 3% if the additional 1% is used primarily for community or inner city development or investment. At March 31, 1996, the Bank's direct investment in the service corporation was $10,000.

                                 Competition

      Waldoboro faces strong price-oriented competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks located in its primary market area of Lincoln County. The Bank also faces additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank is the eighth in asset size of the 12 SAIF-insured institutions in the state.

      The Bank competes for deposits principally by offering depositors a high level of customer service, combined with a wide variety of savings programs, a market rate of return, tax-deferred retirement program and other related services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

      The Bank's competition for real estate loans comes from mortgage banking companies, other thrift institutions and commercial banks. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The Bank's competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.


                                 Regulation

General

      As a federal savings bank chartered by the OTS, the Bank is subject to extensive regulation, examination and supervision by the OTS. The Bank is also a member of the FHLB System, and its deposit accounts are insured by the SAIF, which is administered by the FDIC. By virtue of federal insurance of its deposits, the Bank is also subject to regulation and supervision by the FDIC, which supervision and regulation is intended primarily to protect depositors. Certain of these regulatory requirements are described below or elsewhere herein.

The Home Owners' Loan Act and Related Legislation

      In August, 1989 legislation was enacted that revised the Home Owners' Loan Act ("HOLA") and addressed the financial condition of the deposit insurance fund. The legislation generally imposed higher deposit insurance premiums, more stringent capital requirements, new investment limitations and restrictions and additional holding company regulations. In addition, the legislation enhanced federal regulatory enforcement power and drew upon the earnings of the FHLB System in order to partially address the financial problems of a large number of troubled savings institutions. Moreover, bank holding companies were permitted to acquire savings institutions.

      In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. FDICIA provided for, among other things, the recapitalization of the Bank Insurance Fund; enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the adoption of safety and soundness standards by the federal banking regulators; the establishment of risk-based deposit insurance premiums, liberalization of the qualified thrift lender test; greater restrictions on transactions with affiliates; and mandated consumer protection disclosure with respect to deposit accounts.

      Insurance of Deposits. Under the Federal Deposit Insurance Act, savings institution deposits are insured to a maximum of $100,000 for each insured depositor, as determined under the regulations of the FDIC, and backed by the full faith and credit of the United States. Premiums paid by depository institutions for the insurance of deposits are determined on a risk-based assessment system pursuant to which each institution is assigned to one of nine premium categories ranging from, for SAIF-insured institutions, 0.23% of deposits for the least risky institutions to 0.31% of deposits for the most risky institutions.

      The Federal Deposit Insurance Act requires that the SAIF and the BIF each be recapitalized until its reserves are at least 1.25% of the deposits insured by that fund. Upon reaching the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC has reported that the BIF attained the 1.25% reserve ratio in May 1995 but that the SAIF is not likely to reach, under reasonably optimistic financial projections, the 1.25% reserve ratio until 2001. Effective on January 1, 1996, "well capitalized" BIF-insured institutions without any significant supervisory concerns will be assessed the legal minimum of $2,000 per year, and the other BIF-insured institutions will pay at new assessment rates ranging from 0.03% of deposits to 0.27% of deposits. Because the SAIF has not yet achieved its designated reserve ratio, no reductions in insurance assessments have been adopted for savings institutions. Several legislative proposals have been made to avoid a large long-term difference between the insurance assessments paid by BIF-insured commercial banks and savings banks and those paid by SAIF-insured savings institutions. Some of these legislative proposals would require, among other things, all institutions with SAIF-insured deposits to pay a large one-time assessment to recapitalize SAIF. It cannot presently be determined whether any of these proposals will be adopted into law, and if so, what effect they would have upon the Bank; however, the Bank believes that a large disparity in deposit insurance assessment rates would put it as well as other SAIF-insured savings institutions at a competitive disadvantage with respect to BIF-insured commercial banks and savings banks.

      An insured institution is subject to periodic examination, and regulators may revalue the assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. SAIF insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that a savings institution has engaged in an unsafe or unsound practice, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

      Investment Rules. HOLA also establishes the permissible investments for savings institutions. The permissible amount of loans to one borrower follows the national bank standards for all loans made by such institutions, which generally does not permit loans to one borrower or related parties to exceed 15% of the institution's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by, among other things, readily marketable securities. The Bank believes that these provisions do not materially adversely affect its lending activities.

      Savings institutions and their subsidiaries are not permitted to acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. In addition, the permissible amount of commercial real estate loans for a savings institution is an amount equal to four times its capital. This limitation has not materially affected the Bank.

      The Qualified Thrift Lender Test. A savings institution is required to maintain at least 65 percent of its portfolio assets in Qualified Thrift Investments in at least 9 of the most recent 12 months. Upon failing to maintain compliance with the QTL test, a savings institution is required either to convert to a commercial bank charter or to operate subject to certain restrictions imposed on the operations of national banks. Qualified Thrift Investments include loans to purchase, construct or improve residential housing; home equity loans; mortgage-backed securities; and subject to restrictions, consumer loans, loans to finance hospitals, churches and other public facilities, as well as certain other obligations. As of March 31, 1996, the Bank had met the Qualified Thrift Lender test in the requisite months and expects to continue to operate as a Qualified Thrift Lender in the future.

      Enforcement. The OTS, as the primary regulator of savings institutions, is primarily responsible for the initiation and prosecution of any enforcement action it may deem to be required, but the FDIC also has authority to impose enforcement action independently after following certain procedures. Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation.

      The OTS has the authority to impose enforcement action on a savings institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions include the imposition of a capital plan and termination of deposit insurance. The FDIC also may recommend that the Director of OTS take enforcement action. If action is not taken by the Director, the FDIC would have authority to compel such action under certain circumstances.

      Capital Requirements. Each of the three capital standards applicable to savings institutions is discussed separately below.

      Tangible Capital Requirement. Each savings institution is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from capital. In determining compliance with capital requirements, equity and debt investments in subsidiaries that are not "includable subsidiaries," which term is defined to mean subsidiaries engaged solely in activities permissible for a national bank or engaged in activities not permissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities, are excluded from capital. At March 31, 1996, the Bank had no investments in or extensions of credit to nonincludable subsidiaries; and its tangible capital amounted to approximately $4,922,000 or 9.0% of its adjusted total assets.

      Core Capital Requirements. Capital requirements also require core capital equal to at least 3% of an institution's adjusted total assets. Core capital is defined similarity to tangible capital, but core capital also incudes (subject to a phase-out) certain qualifying supervisory goodwill and certain purchased credit card relationships. At March 31, 1996, the Bank had no supervisory goodwill, and the Bank's core capital amounted to approximately $4,922,000 or 9.0% of its adjusted total assets.

      Risk-Based Capital Requirement. Each savings institution is also required to maintain total capital equal to at least 8% of its risk-weighted assets. Total risk based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined.

      Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and
(iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

      In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and non-qualifying equity investments are each deducted. At March 31, 1996, the Bank had no non-qualifying equity investments, excess land loans or nonresidential construction loans.

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of five risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and U.S. Government securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due (except residential real estate loans more than 90 days past due) and certain equity investments that have the same risk characteristics as real estate owned as determined by the OTS. Qualifying residential mortgage loans and residential construction loans are assigned a 50% risk weight, while nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio are assigned 100% risk weight.

      The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. The credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

      At March 31, 1996, the Bank's total risk based capital amounted to approximately $5,151,000 or 16.9% of its total risk-weighted assets.

      When determining its compliance with the risk-based capital requirement, a savings institution with "above normal" interest rate risk is required to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. The amount to be deducted is the amount of capital equal to 50% of its "excess" interest-rate risk exposure multiplied by the market value of its assets. This excess exposure is a measure of the potential decline in the market value of portfolio equity of a savings institution, greater than 2%, based upon a hypothetical 200 basis points increase or decrease in interest rates (whichever results in a greater decline) affecting on- and off-balance sheet assets and liabilities.
 The effective date of the new requirement was January 1, 1994. The Bank remains in compliance with its risk-based capital requirements as adjusted by the interest-rate risk component.

      The following table sets forth the various components of the regulatory capital for the Bank at March 31, 1996.

                         Required                Actual            Excess
                     ----------------    ----------------------    ------
                                         (Dollars in Thousands)

Tangible             1.5%      $  816        9.0%     $4,922       $4,106
Core Leverage        3.0%      $1,633        9.0%     $4,922       $3,289
Risk Based           8.0%      $2,445       16.9%     $5,151       $2,706

      Dividends. OTS regulations impose limitations on the ability of savings institutions to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings institution's capital level.

      Since the Bank has capital in excess of legal requirements, it is considered to be a tier 1 savings institution and may make (without application) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio at the beginning of the calendar year. Capital distributions in excess of such amount require advance approval from the OTS.

Impact of New Accounting Standards

      In fiscal 1997 the Bank adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights (an amendment of FASB Statement No. 65)." The provisions of that Statement shall be applied prospectively to transactions in which the Bank sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights. The adoption of this statement is not expected to have a material negative impact on the Bank's financial position or results of operations.

                                  Taxation

      The following discussion is not intended to be a comprehensive discussion of the taxation of thrift institutions which, for the most part, are taxed in the same manner as general business corporations, but rather as a summary of the current federal and state tax attributes that pertain particularly to thrift institutions. It is common knowledge that Congress has changed the tax laws materially on a regular basis for at least the last ten years. In doing so, Congress has adopted a plethora of rules to mitigate, over a transitional period, the effect of most such new laws on existing transactions or investments. In the interest of brevity, this discussion will not examine each transitional rule that pertains to the matters discussed.

Federal

      The Bank has a fiscal year ending March 31. The Bank files a federal income tax return and reports its income and expenses using the accrual method of accounting.

      Thrift institutions generally are taxed in the same manner as other corporations. Unlike most other corporations, however, qualifying thrift institutions that meet certain definitional tests relating to the nature of their income, assets, business operations, and regulation or supervision (a "Thrift") are allowed to deduct additions to a reserve for bad debts on "qualifying real property loans" and on "nonqualifying loans."

      "Qualifying real property loans" are, in general, loans secured by interests in improved real property. "Nonqualifying loans" are all loans other than qualifying real property loans. For each tax year, a Thrift may compute the addition to its bad debt reserve for qualifying real property loans using the most favorable of the following methods: (1) a method based on the institution's actual loss experience (the "experience method") or (2) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). A Thrift may change the method by which it computes its deduction for an addition to a reserve for bad debts without the consent of the Internal Revenue Service.

      The Bank generally computes its addition to its reserve for losses on qualifying real property loans using the percentage of taxable income method.
 However, the experience method has been more favorable for the past two years. Under the percentage of taxable income method, a Thrift can deduct up to 8% of its taxable income (with certain adjustments). The bad debt deduction with respect to qualifying real property loans may exceed the deduction computed under the experience method, subject, however, to overall limitations on the bad debt deduction, discussed below.

      The deduction under the percentage of taxable income method is reduced (but not below zero) by the amount determined to be a reasonable addition to the reserve for losses on nonqualifying loans. In addition, the deduction under this method may not exceed the amount necessary to increase the balance at the close of the taxable year of the reserve for losses on qualifying real property loans to 6% of such loans outstanding at such time.

      A Thrift that computes its bad debt deduction on the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required, in computing its bad debt deduction, to take into account certain losses attributable to activities of non-thrift members of the consolidated group that are "functionally related" to its activities.
 Also, the bad debt deduction attributable to "qualifying real property loans" determined under the percentage of taxable income method after application of the limitation discussed above, cannot exceed the greater of
(1) the amount deductible under the experience method for all loans or (2) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits or withdrawable accounts of depositors at the end of the taxable year exceeds the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. To date, these limitations have not restricted the amount of the Bank's otherwise allowable deductions for additions to its bad debt reserve.

      A Thrift's distributions to its shareholders of cash or of property other than its own stock are broken into four classes for purposes of federal income tax analysis: (1) to the thrift's post-1951 earnings and profits; (2) to bad debt reserves on qualifying real property loans to the extent that the additions to such reserves exceed the additional that would have been allowed under the experience method; (3) to supplemental loan loss reserves; and (4) to such other accounts as may be proper. To the extent that a distribution is charged to class 1, it will be taxable to the thrift only if the distribution includes appreciated property. In such a case, the thrift will be required to recognize gain as if it had sold the property at its fair market value. To the extent that a distribution is charged to class 2 or class 3, it is included in the gross income of the thrift in an amount which, when reduced by the federal income tax imposed on the thrift with respect thereto, equals the amount of the distribution. If any distribution by a thrift with respect to its stock is either in redemption of a portion of its stock or in partial or complete liquidation of the thrift, the distribution is charged first to the second class noted above, then to the third class, then to the first class, and finally to the fourth class.

      A Thrift that holds tax-exempt investments is required to disallow a certain percentage of its interest expense, determined in proportion to the value of tax-exempt investments to total assets.

      Legislation is currently in Congress which would, if enacted, eliminate the advantageous tax treatment of Thrifts. At this time, it is impossible to predict the effect of this and other changes on the Bank. The Bank's federal tax returns were audited by the IRS for the years ended March 31, 1992 and 1993.

Maine State Taxation

      The State of Maine imposes a franchise tax on banks, such as Waldoboro, doing business in Maine. The tax is comprised of two components. The first component is a 1% tax on Maine net income as reported on such bank's federal income tax return. The amount represents net book income after reduction for federal and state income and franchise taxes. The second component is a tax of $.08 per $1,000 of assets at the end of the year as reported on Schedule L of the Bank's federal income tax return.


Item 2.  Description of Property

      The Holding Company neither owns nor leases any real property. It presently uses the premises, equipment and furniture of Waldoboro without direct payment of any rental fees to the Bank. The Bank conducts its business out of its offices in Waldoboro and Rockland. The office building in Waldoboro is owned by the Bank and is a modern, full-service facility with ample parking and a convenient location on U.S. Route 1. The Rockland office is a newly constructed facility, offering full-service and ample parking.
The facility is located in a high traffic area on U.S. Route 1.

      The following table sets forth certain information with respect to the Bank's principle executive offices in Waldoboro and its new branch in Rockland as of March 31, 1996:

                                       Year
  Location                        Occupied/Opened        Owned(1)
  --------                        ---------------        --------

  Principal Executive Offices          1988              $736,135
  1768 Atlantic Highway
  P. O. Box 589
  Waldoboro, Maine

  Rockland Branch Office               1995              $363,312
  73 Camden Street
  P. O. Box 669
  Rockland, Maine

<F1>  Net of depreciation.

Item 3.  Legal Proceedings

      From time to time, the Holding Company and the Bank are involved in routine litigation stemming from the operations of the Bank. During the fiscal year ended March 31, 1996, however, there was no material litigation pending to which the Holding Company or the Bank was a party or of which the property of the Holding Company or the Bank was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year ended March 31, 1996, there was no matter that was submitted to a vote of the stockholders.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On March 31, 1996 there were 229,031 shares of the Holding Company's Common Stock outstanding held by approximately 320 holders of record. Also at such date, the Holding Company had granted options to purchase 12,371 shares of the Holding Company's Common Stock.

      The following table shows market price information for the Holding Company's Common Stock. The prices set forth below represent the high and low bid prices of the Holding Company's stock during the periods indicated. Such over the counter market quotations reflect inter-dealer prices without retail markups, mark-down or commission and may not necessarily represent actual transactions. The Holding Company's common stock is traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "MCBN."

                                                      Cash
                                                   Dividends
    Quarter Ended             High      Low      Paid per share
    -------------            ------    ------    --------------

    March 31, 1994           13        12 3/4          --
    June 30, 1994            17        12 3/4        $0.20
    September 30, 1994       17        14              --
    December 31, 1994        15        14 1/4        $0.20

    March 31, 1995           14 3/4    14 1/2          --
    June 30, 1995            17 1/4    14 1/2        $0.23
    September 30, 1995       18 3/4    15              --
    December 31, 1995        20 1/4    15 1/2        $0.25(1)

    March 31, 1996           20 1/4    15 1/2          --

      On April 15, 1996 the Holding Company declared a dividend of $0.25 per share to stockholders of record on June 3, 1996 and payable June 30, 1996.
See "Regulation - Dividends" for information about the Holding Company's ability to pay dividends.

<F1>  During the quarter ended December 31, 1995 the Holding Company declared a 5% stock dividend in addition to the $0.25 per share cash dividend.

Item 6.    Management's Discussion and Analysis.

      Management's Discussion and Analysis, on Pages 1 through 10 of the Annual Report for the year ended March 31, 1996, is incorporated herein by reference.

Item 7.    Financial Statements.

      See Item 13 for index to Financial Statements which are incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Information regarding Directors, Executive Officers and control persons and compliance with Section 16(a) of the Exchange Act on Page 9 of the Proxy Statement dated June 7, 1996 is incorporated herein by reference.

Item 10.   Executive Compensation.

      Information regarding Executive Compensation on Page 8 of the Proxy Statement dated June 7, 1996 is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management on Pages 2 through 4 of the Proxy Statement dated June 7, 1996 is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions on Page 10 of the Proxy Statement dated June 7, 1996 is incorporated herein by reference.

Item 13.   Exhibits.

A)         1)    The following financial statements, the report thereon and notes thereto, which follow, are incorporated by reference in Item 8 and are incorporated by reference herein from the Holding Company's 1996 Annual Report:


                                                                 Pages in
                                                               Annual Report
                                                               -------------

      Report of Independent Auditors                                F-1

      Consolidated Balance Sheets,
      March 31, 1996 and 1995                                    F-2 - F-3

      Consolidated Statements of Income, Years
      Ended March 31, 1996, 1995 and 1994                           F-4

      Consolidated Statements of Changes in
      Stockholders' Equity, Years Ended
      March 31, 1996, 1995 and 1994                                 F-5

      Consolidated Statements of Cash Flows,
      Years Ended March 31, 1996, 1995 and 1994                  F-6 - F-7

      Notes to Consolidated Financial Statements                 F-8 - F-29


           2) The Holding Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.



     Exhibit No.

B)    3(i)    Certificate of Incorporation.

      3(ii)   Bylaws.

     10 Employment Agreement dated May 18, 1993 between Wesley E. Richardson, the Holding Company and the Bank.

     13       Annual Report to the Shareholders for the year ended
              March 31, 1996.

     21       Subsidiaries of Issuer.

     23       Consent of Baker Newman & Noyes.

     27       Financial Data Schedule.



                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     MID-COAST BANCORP, INC.



June 11, 1996                        By: /s/ WESLEY E. RICHARDSON
                                         Wesley E. Richardson, President,
                                         Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures             Title                            Date
          ----------             -----                            ----


By: /s/ WESLEY E. RICHARDSON     President, Chief                 June 11, 1996
     Wesley E. Richardson        Executive Officer, Treasurer
                                 and Director

By: /s/ WAITE W. WESTON          Director and Chairman            June 11, 1996
     Waite W. Weston


By: /s/ ROBERT W. SPEAR          Director and Vice Chairman       June 11, 1996
     Robert W. Spear


By: /s/ MAYNARD A. PROCK         Director                         June 11, 1996
     Maynard A. Prock


By: /s/ SHARON CROWE             Director                         June 11, 1996
     Sharon Crowe


By: /s/ LINCOLN DAVIS, III       Director                         June 11, 1996
     Lincoln Davis, III


By: /s/ RONALD DOLLOFF           Director                         June 11, 1996
     Ronald Dolloff


By: /s/ SAMUEL COHEN             Director                         June 11, 1996
     Samuel Cohen


By: /s/ LINCOLN ORFF             Director                         June 11, 1996
     Lincoln Orff


By: /s/ ROY WINCHENBACH          Director                         June 11, 1996
     Roy Winchenbach