Form 10QSB
period 1996-06-30
MID COAST BANCORP INC
filed 1996-08-13
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of The Securities Exchange Act of 1934.



For the Quarter ended:  June 30, 1996               Commission File No.  0-18096


                            MID-COAST BANCORP, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                01-0454232
     (State or other jurisdiction                   I.R.S. Employer
   of incorporation or organization)              Identification No.)


1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                         04572
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including are code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No[ ]

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1996, is 229,588.



Page 1 of 14.

                            MID-COAST BANCORP, INC.


                                     Index



                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1:  Consolidated Balance Sheets of Mid-Coast Bancorp, Inc. at June 30, 1996
         (Unaudited), and March 31, 1996. . . . . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Income of Mid-Coast Bancorp, Inc. (Unaudited),
         Three Months Ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . .  5

         Consolidated Statement of Changes in Stockholders' Equity of Mid-Coast
         Bancorp, Inc. (Unaudited) for the period April 1, 1995 to June 30, 1996. .  6

         Consolidated Statements of Cash Flows of Mid-Coast Bancorp, Inc.
         (Unaudited), for the Three Months Ended June 30, 1996 and 1995 . . . . . .  7

         Notes to the Consolidated Financial Statements (Unaudited) . . . . . . . .  8

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

PART II  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                            MID-COAST BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



ASSETS                                           June 30, 1996     March 31,1996
                                                 -------------     -------------

Cash and due from banks                           $ 1,367,340       $   297,198
Interest bearing deposits                             103,524           805,853
Federal funds sold                                    625,000         1,625,000
                                                  ------------------------------
      Cash and cash equivalents                     2,095,864         2,728,051

Time deposits                                         992,525         1,780,101
Investments available for sale, at market           2,030,424           528,673
Held to maturity investment securities
 (Market value of $2,905,614 at June 30, 1996
 and $3,861,576 at March 31, 1996)                  2,952,909         3,904,862
Held to maturity mortgage backed securities
 (Market value of $202,918 at June 30, 1996
 and $219,775 at March 31, 1996)                      197,878           218,323
Loans held for sale                                   169,270           559,079

Loans                                              44,764,031        42,838,169
  Less:  Allowance for loan losses                    254,249           221,356
         Deferred loan fees                           139,470           151,254
                                                  ------------------------------
                                                   44,370,312        42,465,559

Bank premises and equipment, net                    1,376,854         1,386,589

Other Assets:

Accrued interest receivable:
  Loans                                               274,810           244,963
  Time deposits/investment                             77,583            68,447
  Mortgage backed securities                            4,692             1,181
Income taxes receivable                                 6,219            60,220
Deferred income taxes                                  97,630            94,000
Prepaid expenses and other assets                     151,526            97,881
Real estate owned                                     249,244           224,137
                                                  ------------------------------

     Total other assets                               861,704           790,829
                                                  ------------------------------

     Total assets                                 $55,047,740       $54,362,066
                                                  ==============================


See accompanying notes.

                             MID-COAST BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   June 30, 1996    March 31,1996
                                                   -------------    -------------

Liabilities:
  Deposits:
    Demand deposits                                 $ 1,662,820      $ 1,802,239
    NOW accounts                                      3,442,318        3,111,931
    Savings                                           4,841,944        4,645,035
    Money market deposit accounts                     4,851,686        4,740,543
    Certificates of deposit                          26,408,118       27,517,154
                                                    ----------------------------

      Total deposits                                 41,206,886       41,816,902


Advances from the Federal Home Loan Bank              8,440,000        7,465,000
Accrued expenses and other liabilities                  425,273          154,087
                                                    ----------------------------

      Total liabilities                              50,072,159       49,435,989


Stockholders' equity:
  Preferred stock, $1 par value, 500,000 shares
   authorized; none issued or outstanding
  Common stock, $1 par value, 1,500,000 shares
   authorized; 229,588 shares issued and
   outstanding, (229,031 at March 31, 1996)             229,588          229,031
  Paid-in capital                                     1,453,492        1,448,282
  Unrealized gains (losses) on available for
   sale securities, net of taxes                         (7,047)              --
  Retained earnings                                   3,299,548        3,248,764
                                                    ----------------------------

      Total stockholders' equity                      4,975,581        4,926,077
                                                    ----------------------------

      Total liabilities and stockholders' equity    $55,047,740      $54,362,066
                                                    ============================


See accompanying notes.

                             MID-COAST BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                 ------------------------
                                                    1996          1995
                                                 ----------    ----------

Interest income:
  Interest on loans                              $1,011,365    $  960,977
  Interest on investment securities                  54,455        49,838
  Interest on mortgage backed securities              7,702         4,270
  Other                                              50,918        38,821
                                                 ------------------------
      Total interest income                       1,124,440     1,053,906

Interest expense:
  Interest on deposits                              491,289       448,595
  Interest on borrowed money                        104,547       142,645
                                                 ------------------------
      Total interest expense                        595,836       591,240
                                                 ------------------------

  Net interest income                               528,604       462,666

Provision for losses on loans                        30,000        15,000

  Net interest income after provision for
   losses on loans                                  498,604       447,666

Non interest income:
  Loan service and other loan fees                   12,507         7,777
  Gain on loans sold and held for sale                8,568         4,524
  Other                                              42,829        26,845
                                                 ------------------------
      Total non interest income                      63,904        39,146

Non interest expenses:
  Compensation of directors, officers and staff     166,766       143,705
  Building occupancy                                 10,436         7,668
  Repairs and maintenance                             9,318         6,128
  Depreciation and amortization                      15,546        17,099
  Advertising                                         8,987        10,382
  Insurance and bonds                                35,239        33,744
  Legal, audit and examinations                      13,728        10,330
  Taxes (other than income)                          13,316        12,616
  Employee benefits                                  21,542        15,654
  Data processing                                    28,032        24,400
  Other                                              76,398        66,296
  Real Estate Owned                                   1,051         3,473
  Loss on sale of real estate owned                      --        12,316
                                                 ------------------------
      Total non interest expenses                   400,359       363,811
                                                 ------------------------
Income before income taxes                          162,149       123,001
Income taxes                                         54,000        37,000
                                                 ------------------------
Net Income                                       $  108,149    $   86,001
                                                 ========================

Earnings per share                               $      .47    $      .38
                                                 ========================


See accompanying notes.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                  For the Period April 1, 1995 to June 30, 1996

                                                                       Unrealized
                                                                      gains/losses
                                                                    on available for                    Total
                                             Common     Paid-in     sale securities,    Retained    Stockholders'
                                             Stock      Capital       net of taxes      Earnings       Equity
                                            --------   ----------   ----------------   ----------   -------------

Balance, April 1, 1995                      $217,084   $1,258,178       $    --        $3,247,334    $4,722,596

  Issuance of 25 shares of common
   stock upon exercise of options                 25          169            --                --           194
  Net income                                      --           --            --            86,001        86,001
  Dividends declared ($.23 per share)             --           --            --           (49,929)      (49,929)
                                            -------------------------------------------------------------------

Balance, June 30, 1995                       217,109    1,258,347            --         3,283,406     4,758,862

  Issuance of 1,147 shares of common
   stock upon exercise of options              1,147        8,054            --                --         9,201
  Issuance of 10,775 shares of common
   stock as a 5% dividend                     10,775      181,881            --          (194,893)       (2,237)
  Net Income                                      --           --            --           217,446       217,446
  Dividends declared                              --           --            --           (47,195)      (57,195)
                                            -------------------------------------------------------------------

Balance, March 31, 1996                      229,031    1,448,282            --         3,248,764      4,926,077

  Issuance of 557 shares of common
   stock upon exercise of options                557        5,210            --                --          5,767
  Net Income                                      --           --            --           108,149        108,149
  Net change in market value of
   investments available for sale,
   net of taxes                                   --           --        (7,047)               --             --
  Cash dividends declared ($.25 per share)        --           --            --           (57,365)       (57,365)
                                            -------------------------------------------------------------------

Balance, June 30, 1996                      $229,588   $1,453,492       $(7,047)       $3,299,548     $4,975,581
                                            ====================================================================


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                    -------------------------
                                                       1996           1995
                                                    ----------     ----------

Cash flows from operating activities:
  Net income                                        $  108,149     $   86,001
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation, amortization, and accretion            5,555          8,134
    Provisions for losses on loans                      30,000         15,000
    Gain on sale of loans                               (8,568)        (4,524)
    Deferred fees                                        4,221          9,799
    Loss on sale of real estate owned                        0          1,935
    Loans originated for sale                         (352,373)      (252,276)
    Proceeds from sales of loans                       750,750        207,400
    Increase in other assets                           (99,769)       (33,800)
    Change in income taxes receivable                   57,630         37,000
    Increase/(decrease) in other liabilities           271,186        (14,410)
                                                    -------------------------

  Net cash provided by operating activities            766,781         60,259

Cash flows from investing activities:
  Loan originations and repayments, net             (2,027,721)      (415,567)
  Net (increase) decrease in time deposits             789,000       (302,294)
  Investment and mortgage-backed securities:
    Purchases                                       (1,762,855)       (12,500)
    Proceeds from maturities and repayments          1,215,388        210,115
  Purchases of property and equipment                   (5,811)      (134,294)
  Sale of real estate owned                             79,645         11,575
                                                    -------------------------

  Net cash used by investing activities             (1,712,354)      (642,965)

Cash flows from financing activities:
  Net increase (decrease) in certificates of
   deposit                                          (1,109,036)       269,061
  Net increase in demand, NOW accounts, savings
   and money market deposit accounts                   499,020        905,353
  FHLB advances                                      2,050,000      1,250,000
  FHLB advances paid                                (1,075,000)    (1,000,000)
  Dividends paid in cash                               (57,365)       (49,929)
  Sale of common stock                                   5,767            194
                                                    -------------------------

  Net cash provided by financing activities            313,386      1,374,679
                                                    -------------------------

Net increase (decrease) in cash and cash
 equivalents                                          (632,187)       791,973

Cash and cash equivalents, at beginning of
 period                                              2,728,051      3,015,032
                                                    -------------------------

Cash and cash equivalents, at end of period         $2,095,864     $3,807,005
                                                    =========================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1996


1.   Financial Statements
     --------------------

     The accompanying consolidated financial statements include the accounts of Mid-Coast Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Waldoboro Bank, F.S.B. (the "Bank"). The accounts of the Bank include its wholly-owned subsidiary, The First Waldoboro Corporation. Such consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments are of a normal and recurring nature.

     Amounts presented in the consolidated financial statements as of March 31, 1996 were derived from audited consolidated financial statements.

2.   Dividends Paid
     --------------

     The Board of Directors of Mid-Coast Bancorp, Inc. declared a cash dividend of $.25 for each share of common stock, which was payable on June 30, 1996 to shareholders of record on June 3, 1996.

3.   Investments Available For Sale
     ------------------------------

     If significant, unrealized gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


General

     The financial condition and results of operations of Mid-Coast Bancorp, Inc. (the "Holding Company") essentially reflect the operation of its subsidiary The Waldoboro Bank, F.S.B. (the "Bank" or "Waldoboro"). The Holding Company's results of operations in recent years reflect the Bank's efforts to restructure its balance sheet in response to the fundamental changes that have occurred in the regulatory, economic and competitive environment in which savings institutions operate. Like most savings institutions, Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference (known as the interest rate spread) between yields on interest-earning assets and rates paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

     The Bank and the entire savings institution industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates on money market funds and other competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry and the availability and cost of funds, and loan rewrites resulting from declining interest rates. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of loans and investments, investment returns and borrowings.

     Due to the relative interest rate sensitivity of the Bank's assets and liabilities, the cost of funds to the Bank (principally interest on deposits and borrowings) does not reprice as fast as the yield on its assets (principally interest received on loans and investments). Accordingly, sharp increases or decreases in the general level of interest rates will have a significant impact on the Bank's interest rate spreads in the short term.


Financial Condition

     Total assets increased $685,674 or 1.3% between March 31, 1996 and June 30, 1996. Of this amount cash and cash equivalents decreased $632,187 or 23.2%, net loans increased $1,904,753 or 4.5%, and total other assets increased $70,875 or 9.0%. The decrease in cash and cash equivalents is primarily due to decreases in total deposits and an increase in the funding of loans with the Bank's existing liquidity in conjunction with advances. The increase in loans reflects modest growth for the Bank, reflecting the current moderate demand for loan origination.

     Total liabilities increased $636,170 or 1.3% between March 31, 1996, and June 30, 1996. Increases occurred in NOW accounts, savings and Money Market accounts. These increases were offset by decreases in Demand Deposits and Certificates of Deposit of $139,419 or 7.7% and $1,109,036 or 4.0%, respectively. The decreases in certificates of deposit reflects the bank's strategy to acquire funds at the most favorable rates to the bank. Advances from the Federal Home Loan Bank increased $975,000. These advances were used to fund a mortgage loan program instituted by the bank aimed at increasing mortgage loan growth.

     The allowance for loan losses amounted to $254,249 at June 30, 1996, compared to $221,356 at March 31, 1996. The increase in allowance for loan losses is primarily due to the current period's provision for loan losses.

     At June 30, 1996, and March 31, 1996, loans contractually past due 90 days or more amounted to $6,883 and $375,338 or 0.02% and 0.9% of loans outstanding, respectively, at such dates. Non-accrual of interest on these loans totaled $42,901 at March 31, 1996, as compared with $341 at June 30, 1996. Management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

                              RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 and 1995

Net Income

     Mid-Coast recorded net income for the three months ended June 30, 1996 of $108,149 compared to $86,001 for the three month period ended June 30, 1995. The increase of $22,148 or 25.7% is due to modest growth in loan volume, and investment securities.


Interest Income

     Interest income increased $70,534 or 6.7% for the three month period ended June 30, 1996, primarily due to increases in the average balances of commercial mortgages and other loans which increased $2.1 million or 46% and $523,000 or 12.0%, respectively. Other loans consist primarily of home equity, installment loans, and student loans. Also contributing to Interest Income is an increase in the average balance of the banks investment portfolio of $1.5 million or 41% as compared to the same period in the previous fiscal year. This increase is partially offset by a decrease in residential mortgage balances of $2.1 million or 5.87% compared to the same period in the previous fiscal year.


Interest Expense

     Total interest expense for the three months ended June 30, 1996 increased $4,596 or 0.8% as compared to the same period last year, with average balances and rates remaining relatively constant.


Net Interest Income

     Mid-Coast's net interest income, before provisions for loan losses, increased $65,938 or 14.3% for the three months ended June 30, 1996, as compared to the same period last year. The increase is primarily the effect of a $70,534 increase in interest income, while interest expense remained relatively stable.


Provisions for Losses on Loans

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for losses on loans during the three month period ended June 30, 1996, increased to $30,000 as compared to $15,000 in the comparable period in the previous fiscal year. Management believes the increase is prudent due to growth in the commercial loan portfolio.


Non Interest Income

     Total non interest income for the three month period ended June 30, 1996, increased $24,758 or 63.2%, primarily as a result of an increase of $4,730 in loan service and other loan fees, an increase of $4,044 in gain on loans sold and held for sale, and an increase in other of $15,984. These other increases are the result of increased fees and charges particularly related to NOW accounts and overdraft fees.


Non Interest Expenses

     Total non interest expenses increased by $36,548 or 10.0% for the three month period ended June 30, 1996, as compared to the comparable period in the previous fiscal year. The increases were due to increases in compensation of directors, officers and staff, which consists of one additional employee and employee salary increases, employee benefits which primarily consist of increases in the cost of the Bank's employee retirement plan and employee medical coverage, and other expenses consisting of shareholder services, utilities, postage, office supplies and employee training.

Insurance of Deposits

     Under the Federal Deposit Insurance Act, savings institution deposits are insured to a maximum of $100,000 for each insured depositor, as determined under the regulations of the FDIC, and backed by the full faith and credit of the United States. Premiums paid by depository institutions for the insurance of deposits are determined on a risk-based assessment system pursuant to which each institution is assigned to one of nine premium categories ranging from, for SAIF-insured institutions, 0.23% of deposits for the least risky institutions and 0.31% of deposits for the most risky institutions.

     The Federal Deposit Insurance Act requires that the SAIF and the BIF each be recapitalized until its reserves are at least 1.25% of the deposits insured by that fund. Upon reaching the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC has reported that the BIF attained the 1.25% reserve ratio in May 1995 but that the SAIF is not likely to reach, under reasonable optimistic financial projections, the 1.25% reserve ratio until 2001. Effective on January 1, 1996, "well capitalized" BIF- insured institutions without any significant supervisory concerns will be assessed the legal minimum of $2,000 per year, and the other BIF-insured institutions will pay at new assessment rates ranging from 0.03% of deposits to 0.27% of deposits. Because the SAIF has not yet achieved its designated reserve ratio, no reductions in insurance assessments have been adopted for savings institutions. Several legislative proposals have been made to avoid a large long-term difference between the insurance assessments paid by BIF- insured commercial banks and savings banks and those paid by SAIF-insured savings institutions. Some of these legislative proposals would require, among other things, all institutions with SAIF-insured deposits to pay a large one-time assessment to recapitalize SAIF. It cannot presently be determined whether any of these proposals will be adopted into law, and if so, what effect they would have upon the Bank; however, the Bank believes that a large disparity in deposit insurance assessment rates would put it as well as other SAIF-insured savings institutions at a competitive disadvantage with respect to BIF-insured commercial banks and savings banks.

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


Liquidity and Capital Resources

     On June 30, 1996, the Holding Company's stockholders' equity was $4,975,581 or 9.04% of total assets compared to $4,926,077 or 9.06% at March
31, 1996.

     The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawable deposits and borrowings with maturities of one year or less. This minimum liquidity ratio, currently 5%, may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At June 30, 1996, Waldoboro's liquidity ratio was approximately 12.19% compared to 12.68% at June 30, 1995.

     The minimum capital standards set by the OTS have three components: (1) tangible capital; (2) leverage ratio or "core" capital; and (3) risk-based capital. The tangible capital requirement is 1.5% and the leverage ratio or "core" capital requirement is 3% of an institution's adjusted total assets. The risk-based capital requirement is 8% of risk-weighted assets. The amount of an institution's risk-weighted assets is determined by assigning a "risk-weighted" value to each of the institution's assets. Under the regulations, the "risk-weighted" of a particular type of assets depends upon the degree of credit risk which is deemed to be associated with that type of asset.

     At June 30, 1996, Waldoboro had tangible capital of $4,884,000 or 8.87% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,138,000 or 16.11% of risk-weighted assets at June 30, 1996.

                            PART II OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

     There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended June 30, 1996.

Item 2.   Changes in Securities.
          ----------------------

     None.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     On July 18, 1996 at the Annual Meeting of Shareholders of Mid-Coast, Samuel Cohen, Ronald E. Dolloff, and Lincoln O. Orff were elected Directors each for a term of three years and until their respective successors are appointed. The vote for each of the directors was as follows:

                                FOR       WITHHELD
                              -------     --------

     Samuel Cohen             171,967      6,882
     Ronald E. Dolloff        175,451      3,398
     Lincoln O. Orff          175,451      3,398

     Waite W. Weston, Sharon Crowe, Lincoln Davis III, Maynard Prock, Wesley Richardson, and Robert W. Spear, are continuing as Directors following said meeting.

     In addition, the shareholders also voted to ratify at the Annual Meeting the appointment of Baker Newman & Noyes as the Company's independent auditors for the 1997 fiscal year. The vote ratifying the appointment of the independent auditors was:

     178,096       FOR
         540       AGAINST
         213       ABSTAIN


Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits required by Item 601 of Regulation S-K.

          27      Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MID-COAST BANCORP, INC.


                                            /s/ Wesley E. Richardson
                                            (Registrant)



Date   August 13, 1996                      /s/ Wesley E. Richardson
                                            (Signature)
                                            Wesley E. Richardson
                                            President and Treasurer