Form 10-Q
period 1996-09-30
MID COAST BANCORP INC
filed 1996-11-13
CIK 851785

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934.



For the Quarter ended: September 30, 1996         Commission File No.   0-18096



                             MID-COAST BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                 01-0454232
------------------------------------      -------------------------------------
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)


1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                              04572
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including are code:  (207) 832-7521

     Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.            Yes  [X]          No  [ ]

     The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996, is 230,086.


                                  Page 1 of 16.

                             MID-COAST BANCORP, INC.


                                      Index


                                                                                        Page
                                                                                        ----

PART I    FINANCIAL INFORMATION
Item 1:   Consolidated Balance Sheets of Mid-Coast Bancorp, Inc. (Unaudited),
          at September 30, 1996 and March 31, 1996.....................................   3

          Consolidated Statements of Operations of Mid-Coast Bancorp, Inc.
          (Unaudited), Three Months Ended September 30, 1996 and 1995 and
          Six Months Ended September 30, 1996 and 1995.................................   5

          Consolidated Statement of Changes in Stockholders' Equity of
          Mid-Coast Bancorp, Inc. (Unaudited) for the period April 1, 1995
          to September 30, 1996........................................................   6

          Consolidated Statements of Cash Flows of Mid-Coast Bancorp, Inc.
          (Unaudited), for the Six Months Ended September 30, 1996 and 1995............   7

          Notes to the Consolidated Financial Statements (Unaudited)...................   8

Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................................   9

PART II   OTHER INFORMATION............................................................  15

SIGNATURES.............................................................................  16

                             MID-COAST BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                    ASSETS                    September 30, 1996     March 31,1996
                                                              ------------------     -------------

Cash and due from banks                                          $  1,230,773        $    297,198
Interest bearing deposits                                              70,046             805,853
Federal funds sold                                                    875,000           1,625,000
                                                                 --------------------------------

      Cash and cash equivalents                                     2,175,819           2,728,051

Time deposits                                                         596,000           1,780,101
Investments available for sale, at market                           2,595,389             528,673
Held to maturity investment securities
  (Market value of $2,314,583 at September 30, 1996
   and $3,861,576 at March 31, 1996)                                2,352,238           3,904,862
Held to maturity mortgage backed securities
  (Market value of $189,990 at September 30, 1996
   and $219,775 at March 31, 1996)                                    190,417             218,323
Loans held for sale                                                   124,000             559,079

Loans                                                              46,127,942          42,838,169
  Less:  Allowance for loan losses                                    276,663             221,356
         Deferred loan fees                                           126,439             151,254
                                                                 --------------------------------
                                                                   45,724,840          42,465,559

Bank premises and equipment, net                                    1,466,965           1,386,589

Other Assets:
Accrued interest receivable:
  Loans                                                               250,747             244,963
  Time deposits/investment                                             72,282              68,447
  Mortgage backed securities                                            5,043               1,181
Income taxes receivable                                                38,761              60,220
Deferred income taxes                                                  92,974              94,000
Prepaid expenses and other assets                                     126,031              97,881
Real estate owned                                                     144,492             224,137
                                                                 --------------------------------

      Total other assets                                              730,330             790,829
                                                                 --------------------------------

      Total assets                                               $ 55,955,998        $ 54,362,066
                                                                 ================================


See accompanying notes.

                             MID-COAST BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              September 30, 1996     March 31, 1996
                                                              ------------------     --------------

Liabilities:
  Deposits:
    Demand deposits                                              $  2,480,284        $  1,802,239
    NOW accounts                                                    3,684,284           3,111,931
    Savings                                                         4,901,593           4,645,035
    Money market deposit accounts                                   5,004,779           4,740,543
    Certificates of deposit                                        26,578,958          27,517,154
                                                                 --------------------------------

      Total deposits                                               42,649,898          41,816,902


Advances from the Federal Home Loan Bank                            7,940,000           7,465,000
Accrued expenses and other liabilities                                451,402             154,087
                                                                 --------------------------------

      Total liabilities                                            51,041,300          49,435,989


Stockholders' equity:
  Preferred stock, $1 par value, 500,000 shares
   authorized; none issued or outstanding
  Common stock, $1 par value, 1,500,000 shares
   authorized; 230,086 shares issued and outstanding,                 230,086             229,031
   (229,031 at March 31, 1996)
  Paid-in capital                                                   1,457,455           1,448,282
  Unrealized gains on available for sale
   securities, net of taxes                                             1,993                   -
  Retained earnings                                                 3,225,164           3,248,764
                                                                 --------------------------------

      Total stockholders' equity                                    4,914,698           4,926,077
                                                                 --------------------------------

      Total liabilities and stockholders' equity                 $ 55,955,998        $ 54,362,066
                                                                 ================================


See accompanying notes.

                             MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended              Six Months Ended
                                                               September 30                   September 30
                                                       ---------------------------    ---------------------------
                                                           1996            1995           1996            1995
                                                       -----------     -----------    -----------     -----------

Interest income:
  Interest on loans                                    $ 1,027,753     $ 1,006,151    $ 2,039,118     $ 1,967,128
  Interest on investment securities                         65,950          44,154        120,405          93,992
  Interest on mortgage backed securities                    12,627           4,068         20,329           8,338
  Other                                                     30,729          52,646         81,647          91,467
                                                       ----------------------------------------------------------
      Total interest income                              1,137,059       1,107,019      2,261,499       2,160,925

Interest expense:
  Interest on deposits                                     485,647         496,281        976,936         944,876
  Interest on borrowed money                               117,938         143,456        222,485         286,101
                                                       ----------------------------------------------------------
      Total interest expense                               603,585         639,737      1,199,421       1,230,977
                                                       ----------------------------------------------------------

      Net interest income                                  533,474         467,282      1,062,078         929,948

Provision for losses on loans                               21,000           5,000         51,000          20,000
                                                       ----------------------------------------------------------

      Net interest income after provision
       for loan losses                                     512,474         462,282      1,011,078         909,948

Non interest income:
  Loan service and other loan fees                           9,408          10,028         21,915          17,805
  Gain on loans sold and held for sale                       8,258           7,208         16,826          11,733
  Other                                                     34,600          27,077         77,429          53,921
                                                       ----------------------------------------------------------
      Total non interest income                             52,266          44,313        116,170          83,459

Non interest expenses:
  Compensation of directors, officers and staff            155,762         167,702        322,528         311,407
  Building occupancy                                         9,115           7,650         19,551          15,318
  Repairs and maintenance                                    8,476           6,804         17,794          12,932
  Depreciation and amortization                             15,566          18,992         31,112          36,091
  Advertising                                               10,288           9,614         19,275          19,996
  Insurance and bonds (note 2)                             276,441          34,847        311,680          68,591
  Legal, audit and examinations                             15,655          11,327         29,383          21,724
  Taxes (other than income)                                 11,487          12,646         24,803          25,262
  Employee benefits                                         23,389          19,163         44,931          34,817
  Data processing                                           41,049          26,670         69,081          51,070
  Other                                                     80,823          72,878        157,221         139,107
  Real Estate Owned                                          7,990          18,253          9,041          21,726
  Loss on sale of real estate owned                              -               -              -          12,316
                                                       ----------------------------------------------------------
      Total non interest expenses                          656,041         406,546      1,056,400         770,357
                                                       ----------------------------------------------------------
Income (loss) before income taxes                          (91,301)        100,049         70,848         223,050
Income taxes                                               (16,917)         35,494         37,083          72,494
                                                       ----------------------------------------------------------
Net (loss) income                                      $   (74,384)    $    64,555    $    33,765     $   150,556
                                                       ==========================================================

Earnings (loss) per share                              $      (.32)    $       .28    $       .15     $       .66
                                                       ==========================================================


See accompanying notes.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

               For the Period April 1, 1995 to September 30, 1996


                                                                              Unrealized
                                                                             gains/losses
                                                                           on available for                       Total
                                                 Common       Paid-in      sale securities,     Retained      Stockholders'
                                                 Stock        Capital        net of taxes       Earnings         Equity
                                               ---------    -----------    ----------------    -----------    -------------

Balance, April 1, 1995                         $ 217,084    $ 1,258,178              -         $ 3,247,334     $ 4,722,596

  Issuance of 275 shares of common stock
   upon exercise of options                          275          1,862              -                   -           2,137
  Net income                                           -              -              -             150,556         150,556
  Dividends declared ($.23 per share)                  -              -              -             (49,929)        (49,929)
                                               ---------------------------------------------------------------------------

Balance, September 30, 1995                      217,359      1,260,040              -           3,347,961       4,825,360

  Issuance of 897 shares of common stock
   upon exercise of options                          897          6,361              -                   -           7,258
  Issuance of 10,775 shares of common
   stock as a 5% dividend                         10,775        181,881              -            (194,893)         (2,237)
  Net Income                                           -              -              -             152,891         152,891
  Dividends declared ($.25 per share)                  -              -              -             (57,195)        (57,195)
                                               ---------------------------------------------------------------------------

Balance, March 31, 1996                          229,031      1,448,282              -           3,248,764       4,926,077

  Issuance of 1,055 shares of common stock
   upon exercise of options                        1,055          9,173              -                   -          10,228
  Net Income                                           -              -              -              33,765          33,765
  Net change in market value of investments
   available for sale, net of taxes                    -              -          1,993                   -           1,993
  Cash dividends declared ($.25 per share)             -              -              -             (57,365)        (57,365)
                                               ---------------------------------------------------------------------------

Balance, September 30, 1996                    $ 230,086    $ 1,457,455          1,993         $ 3,225,164     $ 4,914,698
                                               ===========================================================================


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Six Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                1996             1995
                                                             -----------      -----------

Cash flows from operating activities:
  Net income                                                 $    33,765      $   150,556
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation, amortization, and accretion                      5,376           17,230
    Provisions for losses on loans                                51,000           35,000
    Gain on sale of loans                                        (16,826)         (11,733)
    Deferred fees                                                  6,837           18,753
    (Gain) loss on sale of real estate owned                        (629)          12,316
    Loans originated for sale                                   (681,790)        (837,917)
    Proceeds from sales of loans                               1,133,695          779,850
    Increase in other assets                                     (41,631)           3,458
    Change in income taxes receivable/payable                     21,459          (20,609)
    Increase (decrease) in other liabilities                     297,315          (46,744)
                                                             ----------------------------

      Net cash provided by operating activities                  808,571          100,160

Cash flows from investing activities:
  Loan originations and repayments, net                       (3,286,744)        (787,042)
  Net increase (decrease) in time deposits                     1,186,000         (602,710)
  Investment and mortgage-backed securities:
    Purchases                                                 (2,070,948)        (612,500)
    Proceeds from maturities and repayments                    1,579,966          923,754
  Purchases of property and equipment                           (111,488)        (156,275)
  Sale of real estate owned                                       81,525           11,575
                                                             ----------------------------

      Net cash used by investing activities                   (2,621,662)      (1,223,198)

Cash flows from financing activities:
  Net increase (decrease) in certificates of deposit            (938,196)         541,627
  Net increase in demand, NOW accounts, savings
   and money market deposit accounts                           1,771,192        2,864,142
  FHLB advances                                                4,050,000        1,250,000
  FHLB advances paid                                          (3,575,000)      (2,500,000)
  Dividends paid in cash                                         (57,365)         (49,929)
  Sale of common stock                                            10,228            2,137
                                                             ----------------------------

      Net cash provided by financing activities                1,260,859        2,107,977
                                                             ----------------------------

Net increase (decrease) in cash and cash equivalents            (552,232)         984,939

Cash and cash equivalents, at beginning of period              2,728,051        3,015,032
                                                             ----------------------------

Cash and cash equivalents, at end of period                  $ 2,175,819      $ 3,999,971
                                                             ============================


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1996


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

2.       Insurance Fund Resolution
         -------------------------

         The resolution of the Savings Insurance Fund (SAIF) and Bank Insurance Fund (BIF) has been established by Congress. Effective September 30, 1996, Banks insured by the SAIF will pay a one time assessment to recapitalize SAIF. The one-time charge of $241,299 is reflected in the balance sheet and statement of operations as of and for the period ended September 30, 1996.

3.       Investments Available For Sale
         ------------------------------

         If significant, unrealized gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

4.       Dividends Paid
         --------------

         On October 15, 1996, the Company declared a cash dividend of $0.26 per share payable on December 31, 1996 to shareholders of record on December 2, 1996.

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


General
-------

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

Financial Condition
-------------------

         Total assets increased $1,593,932 or 2.93% between March 31, 1996 and September 30, 1996. Of this amount cash and cash equivalents decreased $552,232 or 20.24%, investment securities and time deposits decreased $697,915 or 10.85%, and loans increased $3,289,773 or 7.68%. As a result of the Bank's more active role in the increased solicitation and origination of consumer and commercial loans, the volume of cash equivalents, investment securities, and time deposits have decreased in order to fund the increased loan volume.

         Total liabilities increased $1,605,311 or 3.25% between March 31, 1996 and September 30, 1996. Increases occurred in all deposit areas except Certificates of Deposit which decreased $938,196 or 3.41%. Advances from the FHLB increased $475,000. The Bank's strategy continues to focus on attracting lower cost deposits, while reducing its cost of funds through a more effective pricing structure on Certificates of Deposit.

         The allowance for loan losses amounted to $276,663 at September 30, 1996, compared to $221,356 at March 31, 1996. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. The Bank's allowance for loan losses as a percentage of total loans and allowance for loan losses as a percentage of non-performing loans was 0.60% and 191.47%, respectively.

         At September 30, 1996 and March 31, 1996, loans contractually past due 90 days or more amounted to $58,477 and $375,338 or 0.1% and 0.9% of loans outstanding, respectively, at such dates. Non-accrual of interest on these loans totalled $42,901 at March 31, 1996 as compared with $1,911 at September 30, 1996. Management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

                              RESULTS OF OPERATIONS


Three Months Ended September 30, 1996 and 1995

Net Income
----------

         Mid-Coast recorded a net loss for the three months ended September 30, 1996 of $74,384 or $0.32 cents per share after recording a one-time special assessment of $241,299 to recapitalize the Savings Association Insurance Fund (see note 2). Without the assessment, net income would have been $94,851 or $0.41 cents per share for the quarter ended September 30, 1996. This compares with a net income of $64,555 or $0.30 cents per share for the same period in the previous fiscal year.

Interest Income
---------------

         Interest income increased $30,040 or 2.71% for the three months period ended September 30, 1996, primarily due to increases in the average balances of commercial and consumer loans which increased $2.2 million or 43.09% and $574,000 or 13.08%, respectively. Consumer loans consist of home equity, installment loans, share loans, and student loans. This increase is partially offset by a decrease in mortgage balances of $1.4 million or 4.01% compared to the same period in the previous fiscal year.

Interest Expense
----------------

         Total interest expense for the three month period ended September 30, 1996, decreased $36,152 or 5.65%. This decrease is primarily the result of a decrease in the average cost of funds from 5.13% at September 30, 1995 compared to 4.81% at September 30, 1996. The lower average cost of funds primarily resulted from the Bank's strategy to lower the cost of Certificates of Deposit. During the three month period, the average rate paid on Certificates of Deposit decreased 30 basis points from the same period in the previous fiscal year.

Net Interest Income
-------------------

         Net interest income, before provisions for loan losses, increased $66,192 or 14.17% for the quarter ended September 30, 1996 as compared to the same quarter in the previous fiscal year. This increase is primarily the result of average balance increases in commercial and consumer loan and a decrease in the average cost of funds on deposits and borrowings.

Provisions for Losses on Loans
------------------------------

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for losses on loans during the three month period ended September 30, 1996, increased to $21,000 as compared to $5,000 in the comparable period in the previous fiscal year. The increased provision is primarily due to the relative increases is consumer and commercial loans.

Non-Interest Income
-------------------

         Total non-interest income for the three month period ended September 30, 1996, increased $7,953 or 17.95%, primarily as a result of increased fees and charges particularly related to NOW accounts and overdraft fees.

Other Expenses
--------------

         Total other expenses increased $249,495 or 61.37% for the three month period ended September 30, 1996, as compared to the same period in the previous fiscal year. The increase is primarily due to the one-time assessment legislated by Congress to recapitalize the SAIF totally $241,299 and a $14,379 increase in data processing relating to the Bank's computer conversion planned for January 1997.

Six Months Ended September 30, 1996 and 1995

Net Income
----------

         Mid-Coast reported net income of $33,765 for the six months ended September 30, 1996, compared to $150,556 for the six months ended September 30, 1995, which represents a decrease of $116,791. The decrease is primarily the result of the one-time assessment of $241,299, which is the Bank's portion, legislated by Congress to recapitalize the SAIF. Net income without the payment of the assessment would have been $203,000 or $0.88 cents per share for the quarter ended September 30, 1996. This compares with net income of $150,556 or $0.66 per share for the same period in the previous fiscal year. Included in net income for the period ended September 30, 1996 is a $100,574 or 4.65% increase in total interest income, a $31,556 or 2.56% decrease in total interest expense, resulting in an increase in net interest income of $101,130 or 11.11% after provisions for loan losses. During the period, the Bank recorded an increase of $32,711 or 39.19% in total other non-interest income as compared to the same period in the previous fiscal year. Total other expenses increased $286,043 or 37.13%, primarily as a result of the one-time assessment to recapitalize the SAIF, without the assessment other expenses would have increased $44,744 or 5.81%.

Interest Income
---------------

         Total interest income for the six months ended September 30, 1996, increased $100,574 or 4.65% as compared to the same period in the previous fiscal year. Interest on loans increased $71,990 or 3.66%, primarily due to increases in the average balance of commercial and consumer loans. Interest on investment securities and mortgage backed securities increased $26,413 or 28.10% and $11,991 or 143.81% respectively, primarily due to general increases in prevailing market rates. These increases are partially offset by a decrease of $9,820 or 10.74% in miscellaneous interest income primarily due to decreases in federal funds and other interest earning deposits.

Interest Expense
----------------

         Total interest expense for the six month period ended September 30, 1996 decreased $31,556 or 2.56% from the comparable period in the previous fiscal year. Interest expense on deposits increased $32,060 or 3.39% and interest on borrowed money decreased $63,616 or 22.24%. The increase in deposits is primarily affected by increases in deposits, particularly in transaction account which has reduced the average cost of funds 26 basis points as compared to the same period in the previous fiscal year.

Net Interest Income
-------------------

         Total net interest income for the six months ended September 30, 1996 increased $132,130 or 14.21%. This increase is primarily the result of increases in the average balances of commercial and consumer loans and a decrease in the average cost of funds on deposits and borrowings.

Provisions for Losses on Loans
------------------------------

         The Bank's provision for losses on loans for the six months period ended September 30, 1996 increased to $51,000 as compared to $20,000 in the previous fiscal year. The provision is deemed appropriate given the risks associated with the Bank's increased volume in consumer and commercial loans.

Non-Interest Income
-------------------

         Non-interest income for the six months ended September 30, 1996 increased $32,711 or 39.19% compared to the comparable period in 1995. Increases occurred in all categories of other income, with miscellaneous income increasing $23,508 or 43.60%. Miscellaneous income is the result of increased fees and charges particularly related to NOW accounts and overdraft fees.

Non-interest Expenses
---------------------

         Non-interest expenses for the six month period ended September 30, 1996 increased $286,043 or 37.13% as compared to the same period in the last fiscal year. The increase in other expenses is primarily due to the one-time assessment of $241,299 required to recapitalize the SAIF. Additionally, increases occurred in data processing relating to the Bank's computer conversion and miscellaneous expenses primarily consisting of shareholder services. Without the one-time assessment, other expenses would have increased $44,744 or 5.81%.

Insurance of Deposits
---------------------

         The Bank is a member of the SAIF of the FDIC, and the Bank pays most of its deposit insurance assessments to the SAIF of the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures the deposits of commercial banks and savings and loan associations. The SAIF also insures the deposits acquired by a BIF-insured institution from a SAIF-insured institution.

         Applicable law requires that both the SAIF and the BIF be recapitalized to a ratio of 1.25% of reserves to deposits. The BIF achieved the 1.25% reserve ratio in May 1995, but the SAIF was not then expected to be recapitalized until after 2001. In recognition of the BIF's achievement of the 1.25% reserve ratio, the FDIC reduced the deposit insurance assessment rates for BIF-assessable deposits. Effective January 1, 1996, the FDIC reduced the annual assessments for BIF-insured institutions to the legal minimum of $2,000, except for institutions that were not well capitalized or that were assigned to the higher supervisory risk categories. The FDIC estimated that 92% of the BIF-insured institutions would pay only the minimum annual assessment.

         In contrast, SAIF reserves had not grown as quickly as BIF reserves due to a number of factors, including the fact that a significant portion of SAIF premiums had been and are currently being used to make payments on bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Given the undercapitalized status of the SAIF, the FDIC had continued the range of assessment rates of $0.23 to $0.31 per $100 of SAIF-assessable deposits.

         On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law, and it amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. Based on the foregoing, the special SAIF assessment to be paid by the Bank on November 27, 1996 will be $241,299, and such amount has been accrued in the financial statements as of and for the period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

          On September 30, 1996, the Holding Company's stockholders' equity was $4,914,698 or 8.78% of total assets compared to $4,926,077 or 9.06% at March 31, 1996.

         The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawable deposits and borrowings with maturities of one year or less. This minimum liquidity ratio, currently 5%, may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At September 30, 1996, Waldoboro's liquidity ratio was approximately 14.67% compared to 14.45% at September 30, 1995.

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

         At September 30, 1996, Waldoboro had tangible capital of $4,805,000 or 8.61% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,082,000 or 15.46% of risk-weighted assets at September 30, 1996.

                            PART II OTHER INFORMATION



Item 1.           Legal Proceedings.
                  ------------------

                  There  was  no  material   litigation  pending  to  which  the
Registrant was a party or to which the property of the Registrant was subject during the quarter ended September 30, 1996.

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

Item 3.           Defaults Upon Senior Securities.
                  --------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

                  On July 18, 1996 at the Annual Meeting of Shareholders of Mid-Coast, Samuel Cohen, Ronald E. Dolloff, and Lincoln O. Orff were elected Directors each for a term of three years and until their respective successors are appointed. The vote for each of the directors was as follows:

                                      FOR          WITHHELD
                                    -------        --------

         Samuel Cohen               171,967          6,882
                                    -------          -----
         Ronald E. Dolloff          175,451          3,398
                                    -------          -----
         Lincoln O. Orff            175,451          3,398
                                    -------          -----

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

          178,096          FOR
          -------
              540          AGAINST
          -------
              213          ABSTAIN
          -------


Item 5.           Other Information.
                  ------------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)      Exhibits required by Item 601 of Regulation S-K.

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MID-COAST BANCORP, INC.


                                         /s/  Wesley   E. Richardson
                                         ---------------------------------------
                                              (Registrant)



Date   November 8, 1996                  /s/  Wesley E. Richardson
--------------------------------------------------------------------------------
                                              (Signature)
                                              Wesley E. Richardson
                                              President and Treasurer