Form 10QSB
period 1996-12-31
MID COAST BANCORP INC
filed 1997-02-07
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.



For the Quarter ended: December 31, 1996          Commission File No.   0-18096



                           MID-COAST BANCORP, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)



Delaware                                                             01-0454232
-------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                           Identification No.)


1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                                          04572
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including are code:  (207) 832-7521

      Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

      The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996, is 230,171.

                                Page 1 of 15.


                           MID-COAST BANCORP, INC.

                                    Index


PART I   FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1:  Consolidated Balance Sheets of Mid-Coast Bancorp, Inc.
         (Unaudited), at December 31, 1996 and March 31, 1996               3

         Consolidated Statements of Operations of Mid-Coast Bancorp,
         Inc. (Unaudited), Three Months Ended December 31, 1996 and
         1995 and Nine Months Ended December 31, 1996 and 1995              5

         Consolidated Statement of Changes in Stockholders' Equity
         of Mid-Coast Bancorp, Inc. (Unaudited) for the period April
         1, 1995 to December 31, 1996                                       6

         Consolidated Statements of Cash Flows of Mid-Coast Bancorp,
         Inc. (Unaudited), for the Nine Months Ended December 31,
         1996 and 1995                                                      7

         Notes to the Consolidated Financial Statements (Unaudited)         8

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

PART II  OTHER INFORMATION                                                 14

SIGNATURES                                                                 15



                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                   December 31, 1996    March 31, 1996
                                                   -----------------    --------------

Cash and due from banks                            $   994,980          $   297,198
Interest bearing deposits                               98,002              805,853
Federal funds sold                                   1,125,000            1,625,000
                                                   --------------------------------

      Cash and cash equivalents                      2,217,982            2,728,051

Time deposits                                        1,289,000            1,780,101
Investments available for sale, at market            2,052,734              528,673
Held to maturity investment securities
 (Market value of $1,895,360 at December 31, 1996
 and $3,861,576 at March 31, 1996)                   1,904,182            3,904,862
Held to maturity mortgage backed securities
 (Market value of $173,623 at December 31, 1996
 and $219,775 at March 31, 1996)                       173,244              218,323
Loans held for sale                                    185,225              559,079

Loans                                               48,284,883           42,838,169
  Less:  Allowance for loan losses                     296,389              221,356
         Deferred loan fees                            123,811              151,254
                                                   --------------------------------
                                                    47,864,683           42,465,559

Bank premises and equipment, net                     1,546,939            1,386,589

Other Assets:

Accrued interest receivable:
  Loans                                                254,085              244,963
  Time deposits/investment                              61,914               68,447
  Mortgage backed securities                             1,369                1,181
Income taxes receivable                                 18,460               60,220
Deferred income taxes                                   94,000               94,000
Prepaid expenses and other assets                       83,104               97,881
Real estate owned                                       91,823              224,137
                                                   --------------------------------

      Total other assets                               604,755              790,829
                                                   --------------------------------

      Total assets                                 $57,838,744          $54,362,066
                                                   ================================


See accompanying notes.


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                    December 31, 1996    March 31, 1996
                                                    -----------------    --------------

Liabilities:
  Deposits:
    Demand deposits                                 $ 2,512,556          $ 1,802,239
    NOW accounts                                      3,588,995            3,111,931
    Savings                                           5,079,196            4,645,035
    Money market deposit accounts                     5,020,648            4,740,543
    Certificates of deposit                          26,238,793           27,517,154
                                                    --------------------------------

      Total deposits                                 42,440,188           41,816,902


Advances from the Federal Home Loan Bank             10,190,000            7,465,000
Accrued expenses and other liabilities                  233,565              154,087
                                                    --------------------------------

      Total liabilities                              52,863,753           49,435,989


Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued
   or outstanding                                             0                    0
  Common stock, $1 par value, 1,500,000
   shares authorized; 230,171
   shares issued and outstanding,                       230,171              229,031
   (229,031 at March 31, 1996)
  Paid-in capital                                     1,458,094            1,448,282
  Retained earnings                                   3,286,726            3,248,764
                                                    --------------------------------

      Total stockholders' equity                      4,974,991            4,926,077
                                                    --------------------------------

      Total liabilities and stockholders' equity    $57,838,744          $54,362,066
                                                    ================================

See accompanying notes.




                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                         December 31               December 31
                                                      ------------------        -----------------
                                                      1996         1995         1996         1995
                                                      ----         ----         ----         ----

Interest income:
  Interest on loans                                $1,050,035   $1,007,926   $3,089,153   $2,975,054
  Interest on investment securities                    67,700       52,002      188,105      145,994
  Interest on mortgage backed securities               18,547        3,840       38,876       12,178
  Other                                                29,155       67,703      110,802      159,170
                                                   -------------------------------------------------
      Total interest income                         1,165,437    1,131,471    3,426,936    3,292,396

Interest expense:
  Interest on deposits                                473,855      519,929    1,450,791    1,464,805
  Interest on borrowed money                          138,028      125,401      360,513      411,502
                                                   -------------------------------------------------
      Total interest expense                          611,883      645,330    1,811,304    1,876,307
                                                   -------------------------------------------------

  Net interest income                                 533,554      486,141    1,615,632    1,416,089

Provision for losses on loans                          21,000       21,000       72,000       41,000
                                                   -------------------------------------------------

  Net interest income after provision
   for loan losses                                    532,554      465,141    1,543,632    1,375,089

Non interest income:
  Loan service and other loan fees                      8,344        9,021       30,259       26,826
  Gain on loans sold and held for sale                 13,639       18,515       30,465       30,248
  Gain on sale of Real Estate Owned                     1,010            0        1,639            0
  Other                                                39,135       28,276      115,935       82,197
                                                   -------------------------------------------------
      Total non interest income                        62,128       55,812      178,298      139,271

Non interest expense:
  Compensation of directors, officers and staff       164,339      158,243      486,867      469,650
  Building occupancy                                   10,062        7,784       29,613       23,102
  Repairs and maintenance                               6,086        7,328       23,880       20,260
  Depreciation and amortization                        15,617       15,417       46,729       51,508
  Advertising                                           4,461        6,040       23,736       26,036
  Insurance and bonds (note 2)                         35,159       33,933      346,839      102,524
  Legal, audit and examinations                        18,654       13,349       48,037       35,073
  Taxes (other than income)                            10,234       10,937       35,037       36,199
  Employee benefits                                    14,408       11,764       59,339       46,581
  Data processing                                      41,194       28,361      110,275       79,431
  Real Estate Owned                                     1,934          511       10,975       22,237
  Other                                                91,285       92,450      248,506      231,557
                                                   -------------------------------------------------
      Total non interest expense                      413,433      386,117    1,469,833    1,144,158
                                                   -------------------------------------------------
Income before income taxes                            181,249      134,836      252,097      370,202
Income taxes                                           59,850       48,250       96,933      120,744
                                                   -------------------------------------------------
Net income                                         $  121,399   $   86,586   $  155,164   $  249,458
                                                   =================================================

Earnings per share                                 $     0.53   $     0.38   $     0.68   $     1.04
                                                   =================================================


See accompanying notes.



          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

              For the Period April 1, 1995 to December 31, 1996

                                                                       Total
                               Common     Paid-in      Retained     Stockholders'
                               Stock      Capital      Earnings        Equity
                               ------     -------      --------     -------------

Balance, April 1, 1995        $217,084   $1,258,178   $3,247,334    $4,722,596

  Issuance of 918 shares
   of common stock upon
   exercise of options             918        6,214            0         7,132
  Net income                         0            0      237,142       237,142
  Dividends declared
   ($.47 per share)                  0            0     (107,123)     (107,123)
  5% stock dividend             10,775      181,881     (194,894)       (2,238)
                              ------------------------------------------------

Balance, December 31, 1995     228,777    1,446,273    3,182,459     4,857,509

  Issuance of 254 shares
   of common stock upon
   exercise of options             254        2,009            0         2,263
  Net Income                         0            0       66,305        66,305
                              ------------------------------------------------

Balance, March 31, 1996        229,031    1,448,282    3,248,764     4,926,077

  Issuance of 1,140 shares
   of common stock upon
   exercise of options           1,040        9,812            0        10,952
  Net Income                         0            0      155,164       155,164
  Cash dividends declared
   ($.51 per share)                  0            0     (117,202)     (117,202)
                              ------------------------------------------------

Balance, December 31, 1996    $230,171   $1,458,094   $3,286,726    $4,974,991
                              ================================================



See accompanying notes.



                           MID-COAST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                        --------------------------
                                                           1996           1995
                                                           ----           ----

Cash flows from operating activities:
  Net income                                            $   155,164    $   237,142
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation, amortization, and accretion                 7,722         21,816
    Provisions for losses on loans                           72,000         56,000
    Gain on sale of loans                                   (30,465)       (30,248)
    Deferred fees                                             9,613         24,448
    (Gain) loss on sale of real estate owned                 (1,639)        12,316
    Loans originated for sale                              (982,624)    (2,212,302)
    Proceeds from sales of loans                          1,380,195      2,103,050
    Increase in other assets                                 12,000        (41,844)
    Change in income taxes receivable/payable                41,760        (27,709)
    Increase(decrease) in other liabilities                  79,478        (22,497)
                                                        --------------------------

      Net cash provided by operating activities             743,204        120,172

Cash flows from investing activities:
  Loan originations and repayments, net                  (5,444,520)      (154,009)
  Net increase (decrease) in time deposits                  493,000     (1,402,332)
  Investment and mortgage-backed securities:
    Purchases                                            (2,579,060)      (912,500)
    Proceeds from maturities and repayments               3,107,558        935,609
    Purchases of property and equipment                    (207,079)      (156,809)
    Sale of real estate owned                               134,792         18,075
                                                        --------------------------

      Net cash used by investing activities              (4,495,309)    (1,671,966)

Cash flows from financing activities:
  Net increase (decrease) in certificates of deposit     (1,278,361)     1,469,097
  Net increase in demand, NOW accounts, savings
   and money market deposit accounts                      1,901,647      3,325,507
  FHLB advances                                           8,300,000      1,750,000
  FHLB advances paid                                     (5,575,000)    (4,000,000)
  Dividends paid in cash                                   (117,202)      (109,360)
  Sale of common stock                                       10,952          7,132
                                                        --------------------------

      Net cash provided by financing activities           3,242,036      2,442,376
                                                        --------------------------

Net increase (decrease) in cash and cash equivalents       (510,069)       890,582

Cash and cash equivalents, at beginning of period         2,728,051      3,015,032
                                                        --------------------------

Cash and cash equivalents, at end of period             $ 2,217,982    $ 3,905,614
                                                        ==========================



See accompanying notes.



                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              December 31, 1996


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

2.    Insurance Fund Resolution
      -------------------------

      The resolution of the Savings Insurance Fund (SAIF) and Bank Insurance Fund (BIF) has been established by Congress. Effective September 30, 1996, Banks insured by the SAIF will pay a one time assessment to recapitalize SAIF. The one-time charge of $241,299 is reflected in the balance sheet and statement of operations as of and for the period ended December 31, 1996.

3.    Investments Available For Sale
      ------------------------------

      At December 31, 1996 and March 31, 1996, the market value of investments available for sale was approximately equal to the cost of such investments.

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

Financial Condition
-------------------

      Total assets increased $3,476,678 or 6.40% between March 31, 1996 and December 31, 1996. Of this amount cash and cash equivalents decreased $510,069 or 18.70%, investment securities and time deposits decreased $967,720 or 15.57%, and loans increased $5,446,714 or 12.71%. The Bank's increase in loans is primarily affected by a renewed demand in mortgage lending, coupled with a continued active role in the origination of consumer and commercial loans. As a result, the volume of cash and cash equivalents, and time deposits have decreased in order to partially fund the increased loan volume.

      Total liabilities increased $3,427,764 or 6.93% between March 31, 1996 and December 31, 1996. Increases occurred in all deposit areas except Certificates of Deposit which decreased $1,278,361 or 4.65%. Advances from the FHLB increased $2,725,000 or 36.50%. These increased borrowings were used to fund loans not funded through the Bank's regular sources of liquidity.

      The allowance for loan losses amounted to $296,389 at December 31, 1996, compared to $221,356 at March 31, 1996. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. At December 31, 1996, the Bank's allowance for loan losses as a percentage of total loans and allowance for loan losses as a percentage of non-performing loans was 0.61% and 281%.

      At December 31, 1996 and March 31, 1996, loans contractually past due 90 days or more amounted to $105,528 and $375,338 or 0.2% and 0.9% of loans
outstanding, respectively, at such dates.   Non-accrual of interest on these
loans totalled $9,416 at December 31, 1996 as compared with $42,901 at March 31, 1996. Management does not believe these loans materially affect the overall credit quality of the Bank's loan portfolio.



                            RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1995

Net Income
----------

      Mid-Coast recorded net income for the three months ended December 31, 1996 of $121,399 or $0.52 cents per share compared to $86,586 or $0.38 cents per share for the period ended December 31, 1995. The increase is primarily the result of a modest increase in total interest income of $33,966 or 3.00%, a decrease in total interest expense of $33,447 or 5.18%, and an increase in total other income of $6,316 or 11.32%.

Interest Income
---------------

      Interest income increased $33,966 or 3.0% for the three month period ended December 31, 1996, primarily as a result of increases in loan volume.
 Originations of commercial and consumer loan has increased, thereby contributing to relatively higher yield in the overall loan portfolio. During the three month period, the average yield on consumer and commercial loans was 9.42% and 9.51% respectively. Mortgage balances have increased $4,309,867 or 9.80%, and have an average yield for the period of 8.65%, a decrease of 16 basis points for the same period in the previous fiscal year.
 During the quarter ended December 31, 1996, the level of investments and mortgage-backed securities income increased 54.45% when compared to the previous period, producing additional income of $30,405. This is primarily a result of an increase in the volume of investments and mortgage-backed securities and the sale of one security. Other interest income decreased $38,548 or 56.94% due to decreases in federal funds sold.

Interest Expense
----------------

      Total interest expense for the three month period ended December 31, 1996, decreased $33,447 or 5.18%. This decrease is primarily the result of a decrease in the average cost of funds from 5.11% at December 31, 1995 to 4.67% at December 31, 1996. Interest on borrowed money increased primarily as a result of the increased level of borrowing, which were partially used to fund increased loan demand.

Net Interest Income
-------------------

      Net interest income, before provisions for loan losses, increased $67,413 or 13.87% for the quarter ended December 31, 1996 compared to the same quarter in the previous fiscal year. This increase is primarily the result of average balance increases in mortgage, commercial, and consumer loans and a decrease in the average cost of funds on deposits and borrowings.

Provisions for Losses on Loans
------------------------------

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for losses on loans during the three month period ended December 31, 1996, remained consistent at $21,000 with the same quarter in the previous fiscal year.

Non-Interest Income
-------------------

      Total non-interest income for the three month period ended December 31, 1996, increased $6,316 or 11.32%, primarily as a result of increased fees and charges particularly related to NOW accounts and overdraft fees.

Other Expenses
--------------

      Total other expenses increased $27,316 or 7.07% for the three months ended December 31, 1996, as compared to the same period in the previous fiscal year. The increase is primarily related to an $6,096 or 3.85% increase in compensation of directors, officers, and staff, a $12,833 or 45.25% increase in data processing relating to the Bank's computer conversion scheduled for February 1997, and a $5,305 or 39.74% increase in legal, audit and examinations.

Nine Months Ended December 31, 1996 and 1995

Net Income
----------

      The Bank reported net income of $155,164 for the nine months ended December 31, 1996, compared to $249,458 for the nine months ended December 31, 1995, which represents a decrease of $94,294. This decrease is primarily the result of the one-time assessment of $241,299, which is the Bank's portion, legislated by Congress to recapitalize the Savings Association Insurance Fund (SAIF). Net income without the assessment would have been $324,399 or $1.41 per share for the nine months ended December 31, 1996 compared to 1.04 per share for the same period in the previous fiscal year. Included in net income for the period ended December 31, 1996 is an increase of $134,540 or 4.09% in total interest income, a decrease of $65,003 or 3.46% in total interest expense, an increase of $39,027 or 28.02% in total other income, and an increase of $325,675 or 28.46% in total other expenses, primarily as a result of the one-time assessment to recapitalize SAIF. Without the assessment total other expenses would have increased $84,376 or 7.37%.

Interest Income
---------------

      Total interest income for the nine months ended December 31, 1996, increased $134,540 or 4.09% as compared to the same period in the previous fiscal year. Interest on loans increased $114,099 or 3.84%, primarily due to increases in the average yield paid on commercial and consumer loans and increases in the average balance of mortgages. Interest on investment securities and mortgage backed securities increased $42,111 or 28.84% and $26,698 or 219.23% respectively, primarily due to increases in the average balance and general increases in prevailing market rates. These increases are partially offset by a decrease of $48,368 or 30.39% in miscellaneous interest income primarily due to decreases in federal funds and other interest bearing deposits.

Interest Expense
----------------

      Total interest expense for the nine month period ended December 31, 1996 decreased $65,003 or 3.46% from the comparable period in the previous fiscal year. Interest expense on deposits decreased $14,014 or 0.96% and interest on borrowed money decreased $50,989 or 12.39%. The decrease in interest expense is primarily affected by the reduction in the average cost of funds for the period of 28 basis points compared to the same period in the previous fiscal year.

Net Interest Income
-------------------

      Total net interest income for the nine months ended December 31, 1996 increased $199,543 or 14.09%. This increase is primarily the result of increases in the average balances of commercial, consumer and mortgage loans and a decrease in the average cost of funds on deposits and borrowings.

Provisions for Losses on Loans
------------------------------

      The Bank's provision for losses on loans for the nine months period ended December 31, 1996 increased to $72,000 as compared to $41,000 in the previous fiscal year. The provision is deemed appropriate given the risks associated with the Bank's increased volume in consumer and commercial loans.

Non-Interest Income
-------------------

      Non-interest income for the nine months ended December 31, 1996 increased $39,027 or 28.02% compared to the comparable period in 1995. Increases occurred in all categories of other income, with miscellaneous income increasing $33,738 or 41.05%. Miscellaneous income is the result of increased fees and charges particularly related to NOW accounts and overdraft fees.

Non-interest Expenses
---------------------

      Non-interest expenses for the nine month period ended December 31, 1996 increased $325,675 or 28.46% as compared to the same period in the last fiscal year. The increase in other expenses is primarily due to the one-time assessment of $241,299 required to recapitalize the SAIF.
Additionally, increases occurred in data processing relating to the Bank's computer conversion and miscellaneous expenses primarily consisting of shareholder services. Without the one-time assessment, other expenses would have increased $84,376 or 7.37%.

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

      On September 30, 1996, the Deposit Funds Insurance Act of 1996 (the "1996 Act") was enacted into law, and it amended the Federal Deposit Insurance Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The 1996 Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment has been fixed, subject to adjustment, at 65.7 basis points of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. Based on the foregoing, the special SAIF assessment was paid by the Bank on November 27, 1996 was $241,299, and such amount has been accrued in the financial statements as of and for the period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

      On December 31, 1996, the Holding Company's stockholders' equity was $4,974,991 or 8.60% of total assets compared to $4,926,077 or 9.06% at March 31, 1996.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawable deposits and borrowings with maturities of one year or less. This minimum liquidity ratio, currently 5%, may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At December 31, 1996, Waldoboro's liquidity ratio was approximately 14.55% compared to 14.45% at December 31, 1995.

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

      At December 31, 1996, Waldoboro had tangible capital of $4,937,000 or 8.53% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,233,000 or 15.24% of risk-weighted assets at December 31, 1996.


                          PART II OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

           There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended December 31, 1996.

Item 2.    Changes in Securities.
           ----------------------

           None.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           None.

Item 5.    Other Information.
           ------------------

           None.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits required by Item 601 of Regulation S-K.

           Exhibit 27-Financial Data Schedule

      (b)  Reports on Form 8-K.

           None.




                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MID-COAST BANCORP, INC.


                                       /s/ Wesley E. Richardson
                                       ----------------------------------------
                                                    (Registrant)



Date   February 6, 1997                /s/ Wesley E. Richardson
       ----------------------------    ----------------------------------------
                                                     (Signature)
                                                Wesley E. Richardson
                                               President and Treasurer