Form 10KSB
period 1997-03-31
MID COAST BANCORP INC
filed 1997-06-27
CIK 851785

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Twelve Months Ended: March 31, 1997

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

                         Common Stock ($1.00 par value)
                         ------------------------------
                                (Title of Class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The Net Income for the issuer's fiscal year ended March 31, 1997 are $242,775.

      The number of shares outstanding as of March 31, 1997 is 231,439.

      Aggregate market value of common stock held by non-affiliates, based on the last reported sale price on May 16, 1997: $3,414,820.



                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on June 6, 1997, and the Annual Report for the fiscal year ended March 31, 1997, which was delivered to the Commission on June 27, 1997, are incorporated by reference into Part II and III of this report.



                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   Item 1.   Description of Business......................................    1
   Item 2.   Description of Property......................................   25
   Item 3.   Legal Proceedings............................................   26
   Item 4.   Submission of Matters to a Vote of Security Holders..........   26

PART II

   Item 5.   Market for Common Equity and Related Stockholder
              Matters.....................................................   27
   Item 6.   Management's Discussion and Analysis.........................   28
   Item 7.   Financial Statements.........................................   28
   Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................   28

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........   28
   Item 10.  Executive Compensation.......................................   28
   Item 11.  Security Ownership of Certain Beneficial Owners and
              Management..................................................   28
   Item 12.  Certain Relationships and Related Transactions...............   28
   Item 13.  Exhibits.....................................................   29


SIGNATURES................................................................   31


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

                     Business of The Waldoboro Bank, F.S.B.

General

      The Bank was formed as a Maine building and loan association, the Waldoboro Building and Loan Association, on March 18, 1891 and received a federal charter on August 9, 1983. The Bank's operations are headquartered in Waldoboro, Maine. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has a strong community orientation, with most of its customers located in Waldoboro, Rockland and surrounding communities in Knox and Lincoln counties, Maine. As of March 31, 1997, the Bank had total assets of $58,925,368, total deposits of $42,180,698, total borrowings of $11,440,000 and stockholders' equity of $5,075,545. The Bank has never been involved in any mergers or acquisitions. In 1995 the Bank opened a new, full-service branch facility in Rockland, Maine, and currently has two full-service offices.

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

Lending Activities

      The Bank's loan portfolio totaled $49,394,455 at March 31, 1997, representing approximately 83.8% of its total assets. At that date, approximately 71.5% of the Bank's loan portfolio consisted of permanent mortgage loans secured by residential properties. In addition, approximately 12.8% of the Bank's loan portfolio consisted of permanent mortgage loans secured by commercial real estate, while secured and unsecured consumer and passbook loans represented 13.1% of the Bank's loan portfolio. Finally, construction loans represented 2.6% of the Bank's loan portfolio. Substantially all of the residential and commercial properties securing the Bank's loans are located within its market area as discussed above.

      The following tables set forth detailed information concerning the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                  At March 31,
                                                  ----------------------------------------------
                                                          1997                     1996
                                                  ---------------------    ---------------------
                                                    Amount         %         Amount         %
                                                  -----------    ------    -----------    ------
Mortgage loans:
  Residential                                     $35,300,010     71.5%    $33,125,498     77.3%
  Commercial                                        6,314,688     12.8       4,509,243     10.6
  Construction, net of undisbursed funds            1,262,210      2.6          12,049       --
                                                  ---------------------------------------------
  Total mortgage loans                            $42,876,908     86.9%    $37,646,790     87.9%

Other loans:
  Home equity                                       1,300,254      2.6       1,372,391      3.2
  Other commercial                                  1,406,317      2.8         838,425      2.0
  Passbook loans                                      281,967      0.6         309,842      0.7
  Installment and other                             3,529,009      7.1       2,670,721      6.2
                                                  ---------------------------------------------
    Total other loans                               6,517,547     13.1       5,191,379     12.1%
                                                  ---------------------------------------------
    Total loans                                   $49,394,455    100.0%    $42,838,169    100.0%
                                                  =============================================

      Residential Mortgage Loans. A substantial portion of the Bank's lending activity is comprised of residential mortgage loans, which, at March 31, 1997, represented 71.5% of the Bank's loan portfolio. Residential mortgage loan originations are derived from a number of sources, including the existing customers of the Bank, realtors, referrals and "walk-in" customers. The Bank's active solicitation of residential mortgage loans through real estate brokers has historically been its primary source of residential mortgage loan originations.

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

      Currently, the Bank offers a variety of adjustable-rate mortgage loans with terms of up to 30 years. These mortgages have rates which are generally 3.0% above the U. S. Treasury Index and have adjustment periods of up to 7 years based on changes in the interest rate on U.S. Treasury obligations. Typically, such loans have a 2% maximum rate change in any one adjustment period and a maximum possible rate change of 6% during the term of the loan. Most of the adjustable-rate mortgage loans originated by the Bank are held in the Bank's portfolio. The primary reason for the Bank to retain these loans is to manage the interest rate sensitivity of the Bank's loan portfolio. See "Asset/Liability Management" located in the Management's Discussion and Analysis portion of the Annual Report, commencing on page 3.

      In addition to adjustable-rate residential mortgage loans, the Bank also offers fixed-rate residential mortgage loans with terms typically ranging from 15 to 30 years. During the fiscal year ended March 31, 1997, the Bank originated $5,188,420 in fixed-rate loans, representing 48.12% of the total mortgage loans originated during that period. These loans are typically sold to the secondary mortgage market.

      Borrowers may prepay loans at their option or refinance their loans with the Bank on terms agreeable to the Bank. The terms of conventional residential mortgage loans granted by the Bank contain a "due-on-sale" clause, which permits the Bank to accelerate the indebtedness of a loan upon the sale or other disposition of the mortgaged property. Due-on-sale clauses are an important means of increasing the turnover of real estate loans in the Bank's portfolio. Waldoboro's management believes that due to prepayments in connection with refinancings and sales of property, the average length of the Bank's long-term residential loans is substantially shorter than the weighted average contractual maturity.

      The Bank also makes construction loans to fund the construction of new buildings or the renovation of existing buildings and finances the construction of individual, owner-occupied houses by professional contractors and by individual owners only on the basis of stringent underwriting and construction loan management guidelines. Net construction loans comprised $1,262,210, or 2.6% of the Bank's loan portfolio at March 31, 1997.

      Commercial Real Estate and Other Commercial Loans. In addition to residential real estate loans, the Bank also originates loans secured by commercial real estate. At March 31, 1997, $6,314,688 or 12.8% of the Bank's loan portfolio was secured by commercial properties. Many of Waldoboro's commercial real estate loans are secured by improved property such as retail outlets and service establishments. Substantially all of the Bank's commercial real estate loan portfolio is secured by properties located in the Bank's primary market area.

      For a variety of reasons, loans secured by commercial properties generally involve greater credit risks than one- to four-family residential real estate loans. Repayment of such loans generally depends on the cash flow generated by the security property. Because the payment experience on loans secured by such property is often dependent on successful operation or management of the security property, repayment of the loan may be more subject to adverse conditions in the real estate market or the economy generally than is the case with one- to four-family residential real estate loans. The commercial real estate business is cyclical and subject to downturns, overbuilding and local economic conditions. Although commercial real estate loans generally involve a higher risk of credit loss than loans secured by residential real estate, Waldoboro has not experienced any significant problems with its commercial mortgage loans.

      In addition, the Bank has begun to increase its commercial business loan portfolio. At March 31, 1997, such loans amounted to $1,406,317 or 2.8% of the Bank's loan portfolio. Commercial business loans are generally secured by equipment, machinery or other corporate assets. The Bank either requires principals of corporate borrowers to become co-borrowers or the Bank obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

      Consumer Loans. At March 31, 1997, Waldoboro had secured and unsecured consumer loans, including loans on deposit accounts, of approximately $3.8 million or 7.7% of the Banks's loan portfolio. Waldoboro's consumer loans have interest rates which are generally higher than residential mortgage rates. The average life of the Bank's consumer loans is typically less than five years. By maintaining its consumer lending, Waldoboro enhances its ability to maintain a profitable spread between its average loan yield and its cost of funds while at the same time managing its sensitivity to interest rates.

      Loans to One Borrower. Regulations promulgated by the Office of Thrift Supervision (the "OTS") generally limit the permissible amount of loans to one borrower to the greater of 15% of unimpaired capital and surplus or $500,000. The maximum amount which Waldoboro could have loaned to one borrower and the borrower's related entities at March 31, 1997, was $761,332. At March 31, 1997, the three largest outstanding balances of loans by Waldoboro to any one borrower and related entities approximated $610,580, $440,182 and $387,154.

Scheduled Loan Repayments

      The following table presents information regarding contractual maturities of Waldoboro's loan portfolio at March 31, 1997. Demand loans are reported as due in one year or less. No prepayment assumptions are utilized for purposes of this table.

                                                       Payment Due in Year Ended March 31,
                                         Balance at    -----------------------------------
                                         March 31,                                 2000-
                                            1997          1998          1999       2003+
                                         ----------    ----------     --------    --------

Mortgages - construction                 $1,262,211    $  171,983     $385,716    $704,512
Commercial loans - non real estate        1,406,317     1,006,522      346,810      52,985

      The following table shows information concerning the type and amount of fixed-rate and adjustable-rate loans in Waldoboro's portfolio that come due after one year.

                                           Loans Due After March 31, 1998
                                        ------------------------------------
                                          With         With
                                         Fixed      Adjustable
                                         Rates        Rates         Total
                                        --------    ----------    ----------

Mortgages - construction                $204,197    $886,031      $1,090,228
Commercial loans - non real estate       148,513     251,282         399,795

Origination, Purchase and Sale of Loans

      The primary lending activity of Waldoboro is the origination of conventional loans (i.e., loans that are neither insured nor guaranteed in whole or in part by governmental agencies) secured by first mortgage liens on residential properties, principally single family residences, substantially all of which are located in Lincoln and Knox counties, Maine. During the year ended March 31, 1997, substantially all of the real estate loans originated by Waldoboro were secured by properties in Lincoln and Knox counties.

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

      Waldoboro has purchased loans and will continue to consider participations from third parties provided the terms are favorable and the loans meet Waldoboro's underwriting standards. The Bank routinely sells fixed-rate real estate loans in the secondary market as a means to better match its interest-sensitive assets and liabilities. For the year ended March 31, 1997, the Bank received $2,248,585 in proceeds from the sale of loans. Waldoboro will continue to consider additional sales of its loans in the future, depending on its needs, and the terms available in the market for such transactions.

      Fee Income. In addition to interest earned on loans, Waldoboro realizes fee income from its lending activities, including origination and collection fees for residential loans. Waldoboro also receives loan fees and charges related to existing loans, which include late charges and servicing fees. Net origination fees originally deferred that were recognized as additional interest on loans during fiscal 1997 totaled $42,042. At March 31, 1997, net origination fees deferred to future periods approximated $119,966.

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

      An asset is considered "special mention" if the asset displays potential weaknesses that deserve close attention by a bank's management and that if uncorrected might result in a deterioration either of the asset's repayment prospects or in the future credit condition of the bank. Special mention assets do not expose a bank to sufficient risk to warrant adverse classification under the classifications discussed below.

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

      The Bank places loans on non-accrual status at 91 days from due date. The following table sets forth information regarding nonaccrual loans and real estate owned by the Bank. The Bank had no loans which are 90 days or more delinquent but on which Waldoboro is accruing interest at the dates indicated. Additional interest income that would have been recorded on non-accrual loans had they been on accrual status at March 31, 1997 and March 31, 1996 was $12,923 and $30,901 respectively. The following table summarizes the Bank's non-performing assets at the dates indicated.

                                                                At March 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------    --------    --------
Nonaccrual loans:

  Mortgage loans in process of foreclosure.........   $     --    $160,919    $ 93,859
  Loans more than 90 days past due.................    145,466     214,419     213,633
                                                      --------------------------------
Total nonaccrual loans.............................    145,466     375,338     307,492

Real estate owned, net.............................     91,823     224,137     246,079
Loans to facilitate................................         --          --      44,246
                                                      --------------------------------
Total nonperforming assets.........................   $237,289    $599,475    $597,817
                                                      ================================

Ratio of nonaccrual loans to total loans...........        .29%       0.88%       0.70%
Ratio of nonperforming assets to total assets......        .40%       1.10%       1.13%

      The Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure, on April 1, 1995. Adoption of these statements did not have a significant impact on the financial position or results of operations, and prior periods have not been restated.

      Allowance for Loan Losses. The allowance for loan losses is maintained by a provision charged against income at a level that management considers adequate to provide for potential losses. The amount of the provision is based upon management's evaluation of individual loans, past loss experience, current economic conditions, the inherent risk in the loan portfolio and other relevant factors. No portion of the allowance for loan losses balance at March 31, 1997 related to specific loans for which charge offs are expected in fiscal 1998.

      An analysis of activity in the allowance for loan losses for the years ended March 31, 1997 and 1996 is provided below.


             Balance, March 31, 1995                        $ 183,683
                Charge-offs - Mortgages                       (21,627)
                Charge-offs - Consumer                         (6,538)
                Recoveries - Consumer                           3,828
                                                            ---------
                Net charge offs                               (24,337)
                Provision for loan losses                      62,010
                                                            ---------

             Balance, March 31, 1996                        $ 221,356
                Charge-offs - Mortgages                       (12,000)
                Charge-offs - Consumer                         (8,810)
                Recoveries - Mortgages                             --
                Recoveries - Consumer                           7,911
                                                            ---------
                Net charge offs                               (12,899)
                Provision for loan losses                      87,000
                                                            ---------

             Balance, March 31, 1997                        $ 295,457
                                                            =========

             Net charge offs to average loans outstanding

                Year ended March 31, 1996                        0.06%
                Year ended March 31, 1997                        0.03%


      A breakdown of the allowance for loan losses is shown below.

                                            1997                       1996
                                   -----------------------    -----------------------
                                               Percent of                 Percent of
                                                Loans to                   Loans to
                                    Amount     Total Loans     Amount     Total Loans
                                   --------    -----------    --------    -----------

Mortgage loans-Residential         $ 45,000       74.1%       $ 45,000       77.3%
Commercial-Mortgage loans           130,000       12.8          80,000       10.6
Consumer and other loans             43,500       13.1          38,000       12.1
General allocation                   76,957         --          58,356         --
                                   ----------------------------------------------
                                   $295,457      100.0%       $221,356      100.0%
                                   ==============================================

Investments

      Federally chartered thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly. At March 31, 1997, 5.8% of the total assets of the Holding Company were investment securities. See Notes 3 and 4 to the Holding Company's Consolidated Financial Statements included herein by reference.

      Currently, the Bank's debt securities are classified as "held-to-maturity" or "available for sale" in accordance with Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The investment securities classified as "held-to-maturity" are reported in the Bank's financial statements at amortized cost. Investments in a mutual fund of $564,702 and debt securities classified as "available for sale" are carried at market value. The following table sets forth the composition of the Bank's portfolio of investment securities and mortgage backed securities at the dates indicated.

                                                                     At March 31,
                                                 ----------------------------------------------------
                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                    Book         Market         Book         Market
                                                   Value         Value         Value         Value
                                                 ----------    ----------    ----------    ----------

Held to maturity:
Investment securities:
  Federal Home Loan Bank Bonds                   $  400,000    $  372,000    $  500,000    $  464,326
  U.S. Treasury Obligations                         299,109       292,875     2,246,562     2,243,354
  Federal National Mortgage Association Bonds       250,000       246,250       250,000       245,585
  Student Loan Marketing Application Notes               --            --       250,000       249,992
  Federal Farm Credit Bank Notes                         --            --       100,000       100,019
                                                 ----------------------------------------------------
      Total investment securities                                             3,346,562     3,303,276

Mortgage backed securities                               --            --       218,323       219,775
                                                 ----------------------------------------------------
                                                 $  949,109    $  911,125    $3,564,885    $3,523,051
                                                 ====================================================

Available for sale:
Investment securities:
  U.S. Treasury Obligations                      $  497,578    $  496,960    $       --    $       --
  U.S. Agency Obligations                           750,000       747,000            --            --
                                                 ----------------------------------------------------
                                                  1,247,578     1,243,960            --            --

Mutual Fund                                         561,084       564,702       528,673       528,673
Required investment in Federal Home Loan
 Bank Stock                                         622,000       622,000       548,300       548,300
Other                                                10,000        10,000        10,000        10,000
                                                 ----------------------------------------------------
                                                 $2,440,662    $2,440,662    $1,086,973    $1,086,973
                                                 ====================================================

      The following table shows the maturities, including scheduled principal reductions, of the Bank's bonds and mortgage backed securities at March 31, 1997 and the weighted average yield on such securities.

                                                            After 1       After 5
                                                            Year but     Years but
                                                 Within      Within       Within       After
                                                 1 Year     5 Years      10 Years     10 Years      Total
                                                 ------    ----------    ---------    --------    ----------

Held to maturity:
U.S. Treasury Obligations:
  Book Value                                     $   --    $  299,109    $     --     $     --    $  299,109
  Yield                                              --         4.75%          --           --         4.75%
Federal Home Loan Bank
Bonds:
  Book Value                                         --       200,000     200,000           --       400,000
  Yield                                              --          3.5%       4.00%           --         3.75%
Federal National Mortgage Association Bonds:
  Book Value                                         --       250,000          --           --       250,000
  Yield                                              --          4.75%         --           --         4.75%
                                                 -----------------------------------------------------------
Held to Maturity Total                               --       749,109     200,000           --       949,109
                                                 -----------------------------------------------------------

Available for Sale:
U.S. Treasury Obligations:
  Book Value                                     $   --    $  497,578    $     --     $     --    $  497,578
  Yield                                              --         5.75%          --           --         5.75%
Federal National Mortgage Association Bonds
  Book Value                                         --       750,000          --           --       750,000
  Yield                                              --         6.23%          --           --         6.23%
                                                 -----------------------------------------------------------
Available for Sale Total                             --     1,247,578          --           --     1,247,578
                                                 -----------------------------------------------------------
Total                                            $   --    $1,996,687    $200,000     $     --    $2,196,687
                                                 ===========================================================

Sources of Funds

      General. The Bank's primary sources of funds are deposits, borrowings and regular payments of loan principal and interest and prepayments of loan principal. Deposit inflows and outflows are influenced by general interest rate conditions. The Bank has been able to respond to market rate changes by borrowing from the Federal Home Loan Bank (the "FHLB") of Boston in the form of fixed- rate loans with a variety of maturities.

      Deposits. The Bank offers a variety of deposit products ranging in maturity from deposits withdrawable upon demand to certificates with maturities of up to 5 years. Deposits are attracted principally from within the Bank's market area. Waldoboro relies primarily upon customer service, advertising and competitive pricing policies to attract and retain deposits.

      Regular savings deposits increased $1,048,510 or 22.6% during the year ended March 31, 1997. Balances in money market deposit accounts increased $379,190 or 8.0% during the year ended March 31, 1997. NOW accounts and demand deposits increased $893,418 or 18.2% and certificates of deposit decreased $1,957,322 or 7.1% during the year ended March 31, 1997.

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

                                                Year Ended March 31, 1997
                                    -------------------------------------------------
                                                     % of
                                      Average      Average      Interest     Average
                                      Balance      Deposits     Expense        Rate
                                    -----------    --------    ----------    --------

Demand deposits                     $ 2,113,328       5.08%    $       --        --%
NOW Accounts                          3,482,742       8.37         70,486      2.02
Savings                               4,850,950      11.66        135,482      2.79
Money Market deposit accounts         4,884,566      11.74        188,740      3.86
Certificates of deposit              26,255,429      63.15      1,514,948      5.77%
                                    -----------------------------------------------
                                    $41,587,015     100.00%    $1,909,656      4.59%
                                    ===============================================

                                                Year Ended March 31, 1996
                                    -------------------------------------------------
                                                     % of
                                      Average      Average      Interest     Average
                                      Balance      Deposits     Expense        Rate
                                    -----------    --------    ----------    --------

Demand deposits                     $ 1,149,086       2.88%    $       --        --%
NOW Accounts                          3,137,280       7.87         72,855      2.32
Savings                               4,649,322      11.67        128,570      2.77
Money Market deposit accounts         4,579,405      11.49        209,556      4.58
Certificates of deposit              26,334,638      66.09      1,561,752      5.93
                                    -----------------------------------------------
                                    $39,849,731     100.00%    $1,972,733      4.95%
                                    ===============================================

      The maturities of certificates of deposit in amounts greater than $100,000 at March 31, 1997 are set forth in the following table.


                    Maturity                      Amount
                ---------------                 ----------

                   0 - 3 months                 $       --
                   3 - 6 months                    320,779
                  6 - 12 months                    939,326
                After 12 months                    400,000
                                                ----------
                                                $1,660,105
                                                ==========

      The Bank offers a number of investment alternatives to depositors. Interest rates paid and minimum balance requirements for deposits may vary from time to time as determined by the Bank's management, based on prevailing market conditions. Waldoboro's deposit accounts are obtained primarily from the areas immediately surrounding its offices.

      The Bank has offered IRA accounts and intends to continue to do so in the future. At March 31, 1997, $3,201,123 of IRA accounts were on deposit with the Bank.

      Borrowings. Deposits are Waldoboro's primary source of funds for lending activities and other general business purposes. During periods when the supply of lendable funds cannot meet the demand for such activities and purposes, the FHLB system seeks to provide a portion of the funds necessary through advances to its members. Historically, Waldoboro has relied on advances from the FHLB of Boston rather than other sources. Waldoboro has used such advances from the FHLB of Boston as an alternative to deposits when rates are favorable as a means to enhance the Bank's interest rate spread and as a source of lendable funds. Such advances have also been primarily used to fund a portion of the Bank's Adjustable Rate Mortgage portfolio which, by shortening the average maturity of its loan portfolio, makes the Bank less sensitive to future interest rate fluctuations. At March 31, 1997, Waldoboro had $11,440,000 in outstanding advances from the FHLB at a weighted average stated rate of 5.79%.

      Waldoboro also has access to a line of credit approximating $1,050,000 at March 31, 1997, with the FHLB of Boston for short-term borrowing purposes. The Bank did not have any outstanding borrowings under this line of credit at March 31, 1997.

      The Bank intends to continue to fund its mortgage loan commitments with borrowed funds from the FHLB of Boston when the supply of other lendable funds is insufficient or more costly and/or when such borrowings would enhance the Bank's ability to manage its mix of assets and liabilities.

Asset/Liability Management

      The following table sets forth the scheduled repricing or maturity of the Bank's financial assets and liabilities at March 31, 1997.

      For purposes of this table no portfolio loans are assumed to prepay before their scheduled maturity date. Also, all NOW, Savings, and Money Market deposit accounts are assumed to reprice or mature in one year. Neither of these assumptions may be indicative of actual future events.

                                    1 Year        >1 to 2        >2 to 3        >3 to 5       >5 to 10        Over
                                   or Less         Years          Years          Years          Years       10 Years       Total
                                 ------------   ------------   ------------   ------------   -----------   ----------   -----------

Financial Assets (1):
  Mortgage loans & mortgage
   backed securities:
  Balloon & adjustable-rate
    (all property types)         $ 15,223,039   $  5,426,289   $  5,128,655   $    521,767   $ 3,137,614   $   87,013   $29,524,377
    Fixed-rate 1-4 family              51,467        123,339          7,291        263,889       714,044    5,381,903     6,541,933
    Fixed-rate - other                     --             --             --             --            --           --            --
Consumer & other loans              5,657,495      1,068,466      1,570,839      1,584,804     1,609,822    1,836,719    13,328,145

Investments & other interest-
 earning assets                     3,431,767      1,444,396             --        750,291       200,000           --     5,826,454
                                 --------------------------------------------------------------------------------------------------

Total financial assets           $ 24,363,768   $  8,062,490   $  6,706,785   $  3,120,751   $ 5,661,480   $7,305,635   $55,220,909
                                 ==================================================================================================

Financial Liabilities (1):
  Deposits:
    NOW accounts, Savings and
     Money Market Accounts       $ 16,620,866   $         --   $         --   $         --            --   $       --   $16,620,866
    Certificates of deposit        19,333,540      2,734,896      2,717,624        761,527        12,245           --    25,559,832
  FHLB borrowings                   6,750,000      3,475,000      1,000,000             --            --      215,000    11,440,000
                                 --------------------------------------------------------------------------------------------------

Total financial liabilities      $ 42,704,406   $  6,209,896   $  3,717,624   $    761,527   $    12,245   $  215,000   $53,620,698
                                 ==================================================================================================

GAP                              $(18,340,638)  $  1,852,594   $  2,989,161   $  2,359,224   $ 5,649,235   $7,090,635
GAP to total assets                    (31.13)%         3.14%          5.07%          4.00%         9.59%       12.03%
Cumulative GAP                   $(18,340,638)  $(16,488,044)  $(13,498,883)  $(11,139,659)  $(5,490,424)  $1,600,211
Cumulative GAP to total assets         (31.13)%       (27.98)%       (22.91)%       (18.90)%       (9.32)%       2.72%

-------------------
<F1>  For purposes of this table, financial assets are defined as all interest earning assets other than FHLB and other stock. Financial liabilities consist of all interest- bearing liabilities.

Employees

      At March 31, 1997, the Bank had a total of 22 full-time employees and two part-time employees, none of whom were represented by collective bargaining units. The Bank offers its employees a variety of training programs designed to enhance their skills. The Bank also provides its full-time employees with a benefits package which includes life, long-term disability and medical insurance, a 401(k) plan and a pension plan. Management of Waldoboro believes that good relations are maintained with its employees.

Service Corporation

      The Bank has one service corporation, First Waldoboro Corporation ("First Waldoboro"). First Waldoboro was originally formed for the purpose of offering certain securities brokerage services. However, management of the Bank subsequently determined not to use First Waldoboro for that purpose, and the service corporation is presently inactive.

      Federal regulations permit the Bank to invest an amount up to 2% of its assets in the capital stock, obligations and other securities of its service corporations. This amount is increased to 3% if the additional 1% is used primarily for community, inner city or community development purposes. At March 31, 1997, the Bank's direct investment in First Waldoboro was $10,000.

                                  Competition

      Waldoboro faces strong price-oriented competition in the attraction of deposits. Its most direct competition for deposits comes from the other thrifts and commercial banks located in its primary market area of Knox and Lincoln Counties. The Bank also faces additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank is the sixth in asset size of the 11 SAIF-insured institutions in the state.

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

                                   Regulation

General

      As a federal savings bank chartered by the OTS, the Bank is subject to extensive regulation, examination and supervision by the OTS. The Bank is also a member of the FHLB System, and its deposit accounts are insured by the SAIF, which is administered by the FDIC. By virtue of federal insurance of its deposits, the Bank is also subject to regulation and supervision by the FDIC, which supervision and regulation is intended primarily to protect depositors and the SAIF. Certain of these regulatory requirements are described below or elsewhere herein.

The Home Owners' Loan Act

      The Bank's lending and investment powers are governed by the Home Owner's Loan Act, as amended ("HOLA") and the regulations thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (c) a limit of 20% of an association's assets on commercial loans, (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt instruments, (e) a limit of 5.0% of total assets on non-conforming loans (loans in excess of the specific limitations of the HOLA) and (f) a limit of 5% of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

      Insurance of Deposits. The Bank's deposits are insured up to applicable limits under the SAIF as administered by the FDIC under the Federal Deposit Insurance Act ("FDIA"). The assessments paid by depository institutions for the insurance of deposits are determined on a risk-based assessment system pursuant to which each institution is assigned to one of nine categories. For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessments at annual rates that ranged from 0.23% of deposits for the least risky institutions to 0.31% of deposits for the most risky institutions. In contrast, the least risky institutions insured under the Bank Insurance Fund ("BIF") paid deposit insurance assessments at the annual minimum of $2,000, and the other BIF-insured institutions paid assessments at rates that ranged from 0.03% to 0.27% of deposits.

      On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law to address, among other things, the disparity in the deposit insurance assessment rates imposed on BIF-insured and on SAIF-insured institutions. The Funds Act amended the FDIA in several ways to recapitalize the SAIF and to reduce the disparity in the assessment rates for the BIF and the SAIF. To recapitalize the SAIF, the Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, was $241,299 (before giving effect to any tax benefits).

      The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the recapitalization of the SAIF, the FDIC reduced the annual assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. For the last quarter of 1996, the reduced annual assessment rates ranged from 0.18% to 0.27% of deposits. Beginning with January 1, 1997, the annual assessment rates are the same for both BIF-insured and SAIF-insured institutions, with the annual assessment rates ranging from 0.0% to 0.27% of deposits.

      In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The FDIC has reported that, for the semiannual period beginning on January 1, 1997, the rate of assessments for the payments on the FICO bonds will be 0.013% for BIF-assessable deposits and 0.0648% for SAIF- assessable deposits.

      The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters.

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

      Loan Limitations. Under HOLA, savings associations are subject to the same limitations on the permissible amount of loans to one borrower that apply to national banks. These limitations generally do not permit loans to one borrower or related parties in excess of 15% of the institution's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower or related parties if the loans are fully secured by, among other things, readily marketable securities. The Bank believes that these provisions do not materially adversely affect its lending activities.

      The Qualified Thrift Lender Test. A savings institution is required to maintain at least 65 percent of its portfolio assets in Qualified Thrift Investments in at least 9 of the most recent 12 months. Upon failing to maintain compliance with the QTL test, a savings institution is required either to convert to a commercial bank charter or to operate subject to certain restrictions imposed on the operations of national banks. Qualified Thrift Investments include loans to purchase, construct or improve residential housing; home equity loans; mortgage-backed securities; and subject to restrictions, consumer loans, loans to finance hospitals, churches and other public facilities, as well as certain other obligations. As of March 31, 1997, the Bank had met the Qualified Thrift Lender test in the requisite months and expects to continue to operate as a Qualified Thrift Lender in the future.

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

      Tangible Capital Requirement. Each savings institution is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In computing tangible capital, intangible assets must, in general, be deducted from an institution's assets and capital, and mortgage servicing rights may be included within certain limitation on amount if the rights satisfy certain requirements. In determining compliance with capital requirements, equity and debt investments in subsidiaries that are not "includable subsidiaries," which term includes subsidiaries engaged solely in activities permissible for a national bank, in activities only as an agent for its customers, or in mortgage- banking activities, are excluded from an institution's assets and capital. At March 31, 1997, the Bank had no investments in or extensions of credit to nonincludable subsidiaries, and its tangible capital amounted to approximately $5,025,000 or 8.9% of its adjusted total assets.

      Core Capital Requirements. Capital requirements also require core capital equal to at least 3% of an institution's adjusted total assets. Core capital is defined similarity to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. At March 31, 1997, the Bank had no supervisory goodwill and the Bank's core capital amounted to approximately $5,025,000 or 8.9% of its adjusted total assets.

      Risk-Based Capital Requirement. Each savings institution is also required to maintain total capital equal to at least 8% of its risk-weighted assets. Total capital consists of the sum of core capital and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined.

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

      In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and non-qualifying equity investments are each deducted. At March 31, 1997, the Bank had no non-qualifying equity investments, excess land loans or nonresidential construction loans.

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories, which are based on the amount of credit risk associated with that particular class of assets. Assets excluded for purposes of calculating capital are excluded in calculating risk-weighted assets. The risk categories range from 0% for assets such as cash and securities issued by, or backed by the full faith and credit of, the U.S. Government to 100% for assets such as consumer loans, repossessed assets or assets more than 90 days past due, and certain equity investments that have the same risk characteristics as foreclosed as determined by the OTS. Qualifying residential mortgage loans and qualifying residential construction loans are assigned a 50% risk weight, while nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio are assigned 100% risk weight.

      The book value of assets in each risk category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. The credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk- weighted assets.

      At March 31, 1997, the Bank's total capital amounted to approximately $5,320,000 or 15.1% of its total risk-weighted assets.

      When determining its compliance with the risk-based capital requirement, a savings institution with "above normal" interest rate risk is required to deduct a portion of its total capital to account for any "above normal" interest rate risk. An institution's interest rate risk is a measure of the potential percentage decline in the economic value of its portfolio equity resulting from a hypothetical 200 basis point increase or decrease in interest rates (whichever change results in the greater decline). A savings association whose measured interest rate risk exceeds 2% would be considered to have "above normal" risk. The amount to be deducted from capital is an amount equal to 50% of its "excess" interest-rate risk exposure (the percentage in excess of 2%) multiplied by the estimated economic value of its total assets. While the effective date of the interest rate risk requirement was January 1, 1994, the OTS has indefinitely deferred implementation of the interest rate risk deduction. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. The Bank remains in compliance with its risk-based capital requirements as would be adjusted by the interest-rate risk component.

      The following table sets forth the various components of the regulatory capital for the Bank at March 31, 1997.

                       Minimum
                       Required            Actual          Excess
                    --------------     ---------------     ------
                                (Dollars in Thousands)

Tangible            1.5%    $  888      8.9%    $5,025     $4,137
Core Leverage       3.0%    $1,776      8.9%    $5,025     $3,249
Risk Based          8.0%    $2,822     15.1%    $5,320     $2,498

      Dividends. OTS regulations impose limitations on the ability of savings institutions to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings institution's capital level.

      A savings institution that has capital in excess of all applicable regulatory capital requirements is considered to be a Tier 1 savings institution, and it may make capital distributions during a calendar year without applying for regulatory approval in an aggregate amount up to (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or (b) 75% of its net earnings for the previous four quarters. Capital distributions in excess of such amount require advance approval from the OTS. Other law prohibits insured depository institutions, such as the Bank, from making any capital distribution if, after such distribution, the institution would fail to meets its minimum capital requirements.


                                    TAXATION

Federal Taxation

      General. The Holding Company and the Bank will report their income on the basis of a taxable year ending March 31 using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company.

      Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

      Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less), is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning April 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning April 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of March 31, 1996 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of March 31, 1988 or (b) an amount that would have been the balance of such reserves as of March 31, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, such recapture requirements were suspended for each of the two successive taxable years beginning April 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding April 1, 1996. Since the Bank has already provided a deferred income tax liability related to this for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

      Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

      The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

      Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Maximum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. Under President Clinton's fiscal year 1998 budget proposal, as submitted to Congress on February 6, 1997 ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008. Under Congressional legislative proposals, the AMT would be repealed for "small corporations," effective for taxable years beginning after December 31, 1997.

      Dividends-Received Deduction and Other Matters. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted. Under President Clinton's Proposal, the 70% dividends-received deduction would be reduced to 50% with respect to dividends paid after enactment of any such legislation.

      The Bank's federal income tax returns were audited by the IRS for the years ended March 31, 1992 and 1993.

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

      The following table sets forth certain information with respect to the Bank's principle executive offices in Waldoboro and its new branch in Rockland as of March 31, 1997:

                                              Year
             Location                    Occupied/Opened         Owned(1)
    ---------------------------          ---------------         --------

    Principal Executive Offices               1988               $736,135
    1768 Atlantic Highway
    P. O. Box 589
    Waldoboro, Maine

    Rockland Branch Office                    1995               $363,312
    73 Camden Street
    P. O. Box 669
    Rockland, Maine

-------------------
<F1>   Net of depreciation.


Item 3.  Legal Proceedings

      From time to time, the Holding Company and the Bank are involved in routine litigation stemming from the operations of the Bank. During the fiscal year ended March 31, 1997, however, there was no material litigation pending to which the Holding Company or the Bank was a party or of which the property of the Holding Company or the Bank was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year ended March 31, 1997, there was no matter that was submitted to a vote of the stockholders.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On March 31, 1997 there were 231,439 shares of the Holding Company's Common Stock outstanding held by approximately 320 holders of record. Also at such date, the Holding Company had granted options to purchase 9,963 shares of the Holding Company's Common Stock.

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

                                                            Cash
                                                          Dividends
                                                          Paid per
    Quarter Ended             High          Low             share
    ------------------        ------        ------        ---------

    March 31, 1995            $14.75        $14.50         $  --
    June 30, 1995              17.25         14.50          0.23
    September 30, 1995         18.75         15.00            --
    December 31, 1995          20.25         15.50          0.25(1)

    March 31, 1996             20.00         17.50            --
    June 30, 1996              20.00         18.00          0.25
    September 30, 1996         20.00         18.00            --
    December 31, 1996          19.00         18.75          0.26

    March 31, 1997             19.00         18.75

-------------------
<F1>  During the quarter ended December 31, 1995 the Holding Company declared a
      5% stock dividend in addition to the $0.25 per share cash dividend.

      On April 15, 1997 the Holding Company declared a dividend of $0.26 per share to stockholders of record on June 2, 1997 and payable June 30, 1997. See "Regulation - Dividends" for information about the Holding Company's ability to pay dividends.


Item 6.  Management's Discussion and Analysis.

      Management's Discussion and Analysis, on Pages 1 through 10 of the Annual Report for the year ended March 31, 1997, is incorporated herein by reference.

Item 7.  Financial Statements.

      See Item 13 for index to Financial Statements which are incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Information regarding Directors, Executive Officers and control persons and compliance with Section 16(a) of the Exchange Act on Page 9 of the Proxy Statement dated June 6, 1997 is incorporated herein by reference.

Item 10. Executive Compensation.

      Information regarding Executive Compensation on Page 8 of the Proxy Statement dated June 6, 1997 is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management on Pages 2 through 4 of the Proxy Statement dated June 6, 1997 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions on Page 10 of the Proxy Statement dated June 6, 1997 is incorporated herein by reference.

Item 13. Exhibits.

A)    1)    The following financial statements, the report thereon and notes thereto, which follow, are incorporated by reference in Item 7 and are incorporated by reference herein from the Holding Company's
            1997 Annual Report:

                                                                    Pages in
                                                                  Annual Report
                                                                  -------------

      Report of Independent Auditors                                     F-1

      Consolidated Balance Sheets, March 31, 1997 and 1996         F-2 - F-3

      Consolidated Statements of Income, Years Ended March 31,
       1997, 1996 and 1995                                               F-4

      Consolidated Statements of Changes in Stockholders'
       Equity, Years Ended March 31, 1997, 1996 and 1995                 F-5

      Consolidated Statements of Cash Flows, Years Ended
       March 31, 1997, 1996 and 1995                               F-6 - F-7

      Notes to Consolidated Financial Statements                  F-8 - F-29


      2) The Holding Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.



      Exhibit No.

B)    3(i)  Certificate of Incorporation (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996, and incorporated herein by reference).

      3(ii) Bylaws (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996, and incorporated herein by reference).

      10.1 Employment Agreement dated May 18, 1993 between Wesley E. Richardson, the Holding Company and the Bank (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996, and incorporated herein by reference).

      10.2 Recognition and Retention Plan of Mid-Coast Bancorp, Inc. (previously filed on June 6, 1997 as Appendix A to the Holding Company's Proxy Statement and incorporated herein by reference).

      13 Annual Report to the Shareholders for the year ended March 31, 1997 (filed on June 27, 1997 and incorporated herein).

      21 Subsidiaries of Issuer (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996, and incorporated herein by reference).

      23    Consent of Baker Newman & Noyes.

      27    Financial Data Schedule.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     MID-COAST BANCORP, INC.


June 18, 1997                        By: /s/ WESLEY E. RICHARDSON
                                     -----------------------------------------
                                         Wesley E. Richardson, President,
                                         Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                              Title                          Date
----------------------------      -----------------------------------      --------------

By: /s/ WESLEY E. RICHARDSON      President, Chief Executive Officer,      June 18, 1997
        Wesley E. Richardson      Treasurer and Director


By: /s/ WAITE W. WESTON           Director and Chairman                    June 19, 1997
        Waite W. Weston


By: /s/ ROBERT W. SPEAR           Director and Vice Chairman               June 19, 1997
        Robert W. Spear


By: /s/ MAYNARD A. PROCK          Director                                 June 18, 1997
        Maynard A. Prock


By: /s/ SHARON CROWE              Director                                 June 21, 1997
        Sharon Crowe


By: /s/ LINCOLN DAVIS, III        Director                                 June 18, 1997
        Lincoln Davis, III


By: /s/ RONALD DOLLOFF            Director                                 June 18, 1997
        Ronald Dolloff


By: /s/ SAMUEL COHEN              Director                                 June 18, 1997
        Samuel Cohen


By: /s/ LINCOLN ORFF              Director                                 June 19, 1997
        Lincoln Orff
