Form 10QSB
period 1997-06-30
MID COAST BANCORP INC
filed 1997-08-14
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.



 For the Quarter ended: June 30, 1997        Commission File No. 0-18096




                           MID-COAST BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)




              Delaware                               01-0454232
   ---------------------------------             -------------------
    (State or other jurisdiction                   I.R.S. Employer
   of incorporation or organization)             Identification No.)




   1768 Atlantic Highway, PO Box 589
          Waldoboro, Maine                              04572
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997, is 232,583.



                                Page 1 of 14.


                           MID-COAST BANCORP, INC.


                                    Index

                                                                                Page

PART I      FINANCIAL INFORMATION

Item 1:     Consolidated Balance Sheets of Mid-Coast Bancorp, Inc.
             (Unaudited) at June 30, 1997 and March 31, 1997                      3

            Consolidated Statements of Income of Mid-Coast Bancorp, Inc.
             (Unaudited), Three Months Ended June 30, 1997 and 1996               5

            Consolidated Statement of Changes in Stockholders' Equity of
             Mid-Coast Bancorp, Inc. (Unaudited) for the period April 1, 1996
             to June 30, 1997                                                     6

            Consolidated Statements of Cash Flows of Mid-Coast Bancorp, Inc.
             (Unaudited), for the Three Months Ended June 30, 1997 and 1996       7

            Notes to the Consolidated Financial Statements (Unaudited)            8

Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 9

PART II     OTHER INFORMATION                                                    13

SIGNATURES                                                                       14



                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                   ------

                                               June 30, 1997    March 31,1997
                                               -------------    -------------

Cash and due from banks                         $ 1,314,495      $ 1,156,227
Interest bearing deposits                           426,311          104,683
Federal funds sold                                2,125,000        1,875,000
                                                ----------------------------

      Cash and cash equivalents                   3,865,806        3,135,910

Time deposits                                       891,000        1,089,000
Investments available for sale, at market         2,199,625        2,440,662
Held to maturity investment securities
 (Market value of $913,791 at June 30, 1997
 and $911,125 at March 31, 1997)                    949,250          949,109
Loans held for sale                                       0           65,000

Loans                                            50,040,573       49,394,455
  Less:  Allowance for loan losses                  308,217          295,457
         Deferred loan fees                         113,960          119,966
                                                ----------------------------
                                                 49,618,396       48,979,032

Bank premises and equipment, net                  1,562,192        1,580,290

Other Assets:
Accrued interest receivable:
  Loans                                             251,043          244,474
  Time deposits/investment                           52,521           59,430
Deferred income taxes                                98,000           98,000
Prepaid expenses and other assets                   250,805          192,638
Real estate owned                                         0           91,823
                                                ----------------------------

      Total other assets                            652,369          686,365
                                                ----------------------------

      Total assets                              $59,738,638      $58,925,368
                                                ============================

                           See accompanying notes.


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                    June 30, 1997    March 31,1997
                                                    -------------    -------------

Liabilities:
  Deposits:
    Demand deposits                                  $ 2,140,860      $ 2,346,730
    NOW accounts                                       3,659,782        3,460,858
    Savings                                            5,359,585        5,693,545
    Money market deposit accounts                      4,825,647        5,119,733
    Certificates of deposit                           26,404,744       25,559,832
                                                     ----------------------------

      Total deposits                                  42,390,618       42,180,698


Advances from the Federal Home Loan Bank              11,940,000       11,440,000
Accrued expenses and other liabilities                   267,531          229,125
                                                     ----------------------------

      Total liabilities                               54,598,149       53,849,823


Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued
   or outstanding                                              0                0
  Common stock, $1 par value, 1,500,000
   shares authorized; 232,583
   shares issued and outstanding,                        232,583          231,439
   (231,439 at March 31, 1997)
  Paid-in capital                                      1,481,245        1,469,769
  Retained earnings                                    3,426,661        3,374,337
                                                     ----------------------------

      Total stockholders' equity                       5,140,489        5,075,545
                                                     ----------------------------

      Total liabilities and stockholders' equity     $59,738,638      $58,925,368
                                                     ============================

                           See accompanying notes.


                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                   ------------------------
                                                      1997          1996
                                                      ----          ----

Interest income:
  Interest on loans                                $1,093,317    $1,011,365
  Interest on investment securities                    52,203        54,455
  Interest on mortgage backed securities                    0         7,702
  Other                                                34,251        50,918
                                                   ------------------------
      Total interest income                         1,179,771     1,124,440

Interest expense:
  Interest on deposits                                471,244       491,289
  Interest on borrowed money                          161,406       104,547
                                                   ------------------------
      Total interest expense                          632,650       595,836
                                                   ------------------------

  Net interest income                                 547,121       528,604

Provision for losses on loans                          17,000        30,000
                                                   ------------------------

  Net interest income after
   provision for losses on loans                      530,121       498,604

Non interest income:
  Loan service and other loan fees                     11,782        12,507
  Gain on loans sold                                    1,350         8,568
  Other                                                52,717        42,829
                                                   ------------------------
      Total non interest income                        65,849        63,904

Non interest expenses:
  Compensation of directors, officers and staff       173,835       166,766
  Building occupancy                                   10,956        10,436
  Repairs and maintenance                              11,071         9,318
  Depreciation and amortization                        49,121        15,546
  Advertising                                          10,495         8,987
  Insurance and bonds                                  18,624        35,239
  Legal, audit and examinations                        17,271        13,728
  Taxes (other than income)                            13,199        13,316
  Employee benefits                                    25,473        21,542
  Data processing                                      10,963        28,032
  Other                                                81,818        76,398
  Real estate owned                                     2,776         1,051
                                                   ------------------------
      Total non interest expenses                     425,602       400,359
                                                   ------------------------

Income before income taxes                            170,368       162,149
Income taxes                                           57,850        54,000
                                                   ------------------------
Net Income                                         $  112,518    $  108,149
                                                   ========================

Earnings per share                                 $      .49    $      .47
                                                   ========================

                           See accompanying notes.



                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                For the Period April 1, 1996 to June 30, 1997

                                                                   Unrealized
                                                                  gains/losses
                                                                on available for                      Total
                                       Common      Paid-in      sale securities,     Retained     Stockholders'
                                       Stock       Capital        net of taxes       Earnings        Equity
                                      --------    ----------    ----------------    ----------    -------------

Balance, April 1, 1996                $229,031    $1,448,282            0           $3,248,764     $4,926,077
  Issuance of 557 shares
   of common stock upon
   exercise of options                     557         5,210            0                    0          5,767
  Net income                                 0             0            0              108,149        108,149
  Net change in market value of
   investments available for sale,
   net of taxes                              0             0            0                    0              0
  Dividends declared
   ($.25 per share)                          0             0            0              (57,365)       (57,365)
                                      -----------------------------------------------------------------------

Balance, June 30, 1996                 229,588     1,453,492            0            3,299,548      4,982,628

  Issuance of 1,851 shares
   of common stock upon
   exercise of options                   1,851        16,277            0                    0         18,128
  Net Income                                 0             0            0              134,626        134,626
  Dividends declared
   ($.26 per share)                          0             0            0              (59,837)       (59,837)
                                      -----------------------------------------------------------------------

Balance, March 31, 1997                231,439     1,469,769            0            3,374,337      5,075,545

  Issuance of 1,144 shares
   of common stock upon
   exercise of options                   1,144        11,476            0                    0         12,620
  Net Income                                 0             0            0              112,518        112,518
  Cash dividends declared
   ($.26 per share)                          0             0            0              (60,194)       (60,194)
                                      -----------------------------------------------------------------------

Balance, June 30, 1997                $232,583    $1,481,245           $0           $3,426,661     $5,140,489
                                      =======================================================================



                           See accompanying notes.


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Three Months Ended
                                                                 June 30,
                                                        --------------------------
                                                            1997           1996
                                                            ----           ----

Cash flows from operating activities:
  Net income                                            $   112,518    $   108,149
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation, amortization, and accretion                30,213          5,555
    Provisions for losses on loans                           17,000         17,000
    Gain on sale of loans                                    (1,350)        (8,568)
    Deferred fees                                               490          4,221
    Loss on sale of real estate owned                         2,151              0
    Loans originated for sale                               (52,535)      (352,373)
    Proceeds from sales of loans                            118,885        750,750
    Increase in other assets                                (57,827)       (99,769)
    Change in income taxes receivable\payable                18,300         57,630
    Increase in other liabilities                            19,308        271,186
                                                        --------------------------

  Net cash provided by operating activities                 207,153        753,781

Cash flows from investing activities:
  Loan originations and repayments, net                    (650,358)    (2,027,721)
  Net decrease in time deposits                             198,000        789,000
  Investment and mortgage-backed securities:
    Purchases                                              (258,689)    (1,762,855)
    Proceeds from maturities and repayments                 500,000      1,215,388
  Purchases of property and equipment                       (19,026)        (5,811)
  Proceeds from sale of real estate owned                    89,645         79,645
                                                        --------------------------

  Net cash used by investing activities                    (140,104)    (1,712,354)

Cash flows from financing activities:
  Net increase\(decrease) in certificates of deposit        844,912     (1,109,035)
  Net increase\(decrease) in demand, NOW, savings
   and money market deposit accounts                       (634,194)       499,020
  FHLB advances                                           2,000,000      1,050,000
  FHLB advances paid                                     (1,500,000)    (1,075,000)
  Dividends paid in cash                                    (60,194)       (57,365)
  Sale of common stock                                       12,620          5,767
                                                        --------------------------

  Net cash provided by financing activities                 663,144        313,386
                                                        --------------------------

Net increase (decrease) in cash and cash equivalents        729,896       (645,187)

Cash and cash equivalents, at beginning of period         3,135,910      2,728,051
                                                        --------------------------

Cash and cash equivalents, at end of period             $ 3,865,806    $ 2,082,864
                                                        ==========================


                           See accompanying notes.


                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1997


1.    Financial Statements

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

      Amounts presented in the consolidated financial statements as of March 31, 1997 were derived from audited consolidated financial statements.

2.    Dividends Paid

      The Board of Directors of Mid-Coast Bancorp, Inc. declared a cash dividend of $.26 for each share of common stock, which was payable on June 30, 1997 to shareholders of record on June 2, 1997.

3.    Investments Available For Sale

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

Financial Condition

      Total assets increased $813,270 or 1.4% between March 31, 1997 and June 30, 1997. Of this amount cash and cash equivalents increased $729,896 or 23.3%, net loans increased $639,364 or 1.3%, time deposits decreased $198,000 or 18.1%, and investments available for sale decreased $241,037 or 11.0%. The decrease in time deposits and investments available for sale is related to the funding of loans.

      Total liabilities increased $748,326 or 1.4% between March 31, 1997, and June 30, 1997. Increases occurred in NOW accounts and Certificates of Deposit. These increases were offset by decreases in Demand Deposits, savings and money market accounts of $205,870 or 8.8%, $333,960 or 5.90%, and $294,086 or 5.7%, respectively. These decreases are related to balance fluctuations in accounts and not the loss of an account base of customers. Advances from the Federal Home Loan Bank increased $500,000. This advance was used to replace a maturing advance with one bearing a more favorable rate.

      The allowance for loan losses amounted to $308,217 at June 30, 1997, compared to $295,457 at March 31, 1997. The increase in allowance for loan losses is primarily due to the current period's provision for loan losses. At March 31,1997 and June 30,1997, loans contractually past due 90 days or more amounted to $145,466 and $438,210 or .29% and .88% of loans outstanding, respectively, at such dates. Non-accrual of interest on these loans totaled $9,852 at March 31, 1997, as compared with $18,858 at June 30, 1997. Since June 30, 1997 loans contractually past due 90 days or more has been reduced to $257,371, this total is represented by six loans. Non-accrual of interest since June 30,1997 has been reduced to $15,163. Management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

                            RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

Net Income

      Mid-Coast recorded net income for the three months ended June 30, 1997 of $112,518 compared to $108,149 for the three month period ended June 30, 1996.

Interest Income

      Interest income increased $55,331 or 4.9% for the three month period ended June 30, 1997, primarily due to increases in the average balances of real estate mortgages which increased $2.5 million or 7.6%, commercial mortgages which increased $1.25 million or 24.3%, commercial loans which increased $390,256 or 32.2%, and other loans which increased $484,451 or 10.3%. Other loans consist primarily of home equity, installment loans, and student loans. This increase is partially offset by a decrease in the average balance of the banks investment portfolio of $1.4 million or 42.6% as compared to the same period in the previous fiscal year.

Interest Expense

      Total interest expense for the three months ended June 30, 1997 increased $36,814 or 6.2% as compared to the same period last year. The increase is primarily due to increases in the average balances of deposits and Federal Home Loan Bank borrowing of $1.3 million and $3.5 million, respectively. This increase in interest bearing liabilities is partially offset by a decrease in the average cost of funds for deposits of 23 basis points and 4 basis points on borrowings.

Net Interest Income

      Mid-Coast's net interest income, before provisions for loan losses, increased $18,517 or 3.5% for the three months ended June 30, 1997, as compared to the same period last year. The increase is primarily the result of the Bank's efforts to control interest expense while increasing interest income on loans.

Provisions for Losses on Loans

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for losses on loans during the three month period ended June 30, 1997, decreased to $17,000 as compared to $30,000 for the same period last year. Management believes that the current provision is sufficient given the overall quality of the Bank's loan portfolio.

Non Interest Income

      Total non interest income for the three month period ended June 30, 1997, increased $1,945 or 3.0%, primarily as a result of an increase in other income which includes fees and charges related to NOW accounts and overdraft fees. This increase is offset by a decrease in loans sold and serviced on the secondary market.

Non Interest Expenses

      Total non interest expenses increased by $25,243 or 6.3% for the three month period ended June 30, 1997, as compared to the same period in the previous fiscal year. The increases were primarily due to depreciation and amortization which was affected by the Bank's conversion to an in-house computer system which included new hardware and software. Compensation increased due to regular scheduled salary increases. Increases also occurred in employee benefits which consist of the Bank's employee retirement plan and employee medical coverage, and other expenses consisting of shareholder services, utilities, postage, office supplies and employee training.

Insurance of Deposits

      The Bank's deposits are insured up to applicable limits under the SAIF as administered by the FDIC under the Federal Deposit Insurance Act ("FDIA"). The assessments paid by depository institutions for the insurance of deposits are determined on a risk-based assessment system pursuant to which each institution is assigned to one of nine categories. For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessments at annual rates that ranged from 0.23% of deposits for the least risky institutions to 0.315% of deposits for the most risky institutions.
In contrast, the least risky institutions insured under the Bank Insurance Fund ("BIF") paid deposit insurance assessments at the annual minimum of $2,000, and the other BIF-insured institutions paid assessments at rates that ranged from 0.03% to 0.27% of deposits.

      On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law to address, among other things, the disparity in the deposit insurance assessment rates imposed on BIF-insured and on SAIF-insured institutions. The Funds Act amended the FDIA in several ways to recapitalize the SAIF and to reduce the disparity to the assessment rates for the BIF and the SAIF. To recapitalize the SAIF, the Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, was $241,299 (before giving effect to any tax benefits), and was charged to expense in the quarter ended September 30, 1996.

      The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operation or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the recapitalization of the SAIF, the FDIC reduced the annual assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. For the last quarter of 1996, the reduced annual assessment rates ranged from 0.18% to 0.27% of deposits. Beginning with January 1, 1997, the annual assessment rates are the same for both BIF-insured and SAIF-insured institutions, with the annual assessment rates ranging from 0.0% to 0.27% of deposits.

      In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF-and SAIF-insured institutions will be assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The FDIC has reported that, for the semiannual period beginning on January 1, 1997, the rate of assessments for the payments on the FICO bonds will be 0.013% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

      The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-finanical activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters.

      An insured institution is subject to periodic examination, and regulators may revalue the assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. SAIF insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that a savings institution has engaged in an unsafe or unsound practice, or is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

Liquidity and Capital Resources

      On June 30, 1997, the Holding Company's stockholders' equity was $5,140,489 or 8.60% of total assets compared to $5,075,545 or 8.61% at March 31, 1997.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawable deposits and borrowings with maturities of one year or less. This minimum liquidity ratio, currently 5%, may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At June 30, 1997, Waldoboro's liquidity ratio was approximately 13.37% compared to 12.19% at June 30, 1996.

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

      At June 30, 1997, Waldoboro had tangible capital of $4,989,000 or 8.34% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,297,000 or 14.69% of risk-weighted assets at June 30, 1997.

                          PART II OTHER INFORMATION

Item 1.     Legal Proceedings.
            ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended June 30, 1997.

Item 2.     Changes in Securities.
            ----------------------

      None.

Item 3.     Defaults Upon Senior Securities.
            --------------------------------

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

      On July 16, 1997 at the Annual Meeting of Shareholders of Mid-Coast, Waite Weston, Robert Spear, and Sharon Crowe were elected Directors each for a term of three years and until their respective successors are appointed. The vote for each of the directors was as follows:

                        FOR      WITHHELD
                        ---      --------

      Waite Weston    162,489     7,744
                      -------     -----
      Robert Spear    161,894     8,339
                      -------     -----
      Sharon Crowe    163,408     6,825
                      -------     -----

      Samuel Cohen, Lincoln O. Orff, Lincoln Davis III, Maynard Prock, Wesley Richardson, and Ronald E. Dolloff, are continuing as Directors following said meeting.

      The shareholders also voted to ratify at the Annual Meeting the Recognition and Retention Plan. The vote ratifying the appointment of the Recognition and Retention Plan was:

      128,365    FOR
      -------
       21,426    AGAINST
      -------
        2,253    ABSTAIN
      -------

      In addition, the shareholders also voted to ratify at the Annual Meeting the appointment of Baker Newman & Noyes as the Company's independent auditors for the 1998 fiscal year. The vote ratifying the appointment of the independent auditors was:

      167,438    FOR
      -------
          566    AGAINST
      -------
        2,229    ABSTAIN
      -------

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


                                       MID-COAST BANCORP, INC.


                                       /s/ Wesley E. Richardson
                                       ----------------------------------------
                                              (Registrant)



Date   July 16, 1997                   /s/ Wesley E. Richardson
     -----------------------------     ----------------------------------------
                                                (Signature)
                                            Wesley E. Richardson
                                           President and Treasurer