Form 10QSB
period 1997-09-30
MID COAST BANCORP INC
filed 1997-11-13
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.



For the Quarter ended: September 30, 1997           Commission File No. 0-18096



                           MID-COAST BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



Delaware                                                             01-0454232
-------------------------------------------------------------------------------
(State or other jurisdiction                                    I.R.S. Employer
of incorporation or organization)                           Identification No.)




1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                                          04572
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

      The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997, is 232,991.



                                Page 1 of 15.


                           MID-COAST BANCORP, INC.


                                    Index


PART I      FINANCIAL INFORMATION                                          Page
                                                                           ----

Item 1:     Consolidated Balance Sheets of Mid-Coast Bancorp, Inc.
            (Unaudited) at September 30, 1997 and March 31, 1997             3

            Consolidated Statements of Income of Mid-Coast Bancorp, Inc. (Unaudited), Three Months and Six Months Ended September 30,
            1997 and 1996                                                    5

            Consolidated Statement of Changes in Stockholders' Equity of Mid-Coast Bancorp, Inc. (Unaudited) for the period April 1,
            1996 to September 30, 1997                                       6

            Consolidated Statements of Cash Flows of Mid-Coast Bancorp,
            Inc. (Unaudited), for the Six Months Ended September 30,
            1997 and 1996                                                    7

            Notes to the Consolidated Financial Statements (Unaudited)       8

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

PART II     OTHER INFORMATION                                               14

SIGNATURES                                                                  15


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                   ------

                                                        September 30, 1997    March 31, 1997
                                                        ------------------    --------------

Cash and due from banks                                    $ 1,117,193         $ 1,156,227
Interest bearing deposits                                      111,511             104,683
Federal funds sold                                           3,825,000           1,875,000
                                                           -------------------------------

      Cash and cash equivalents                              5,053,704           3,135,910

Time deposits                                                1,089,000           1,089,000
Investments available for sale, at market                    2,458,718           2,440,662
Held to maturity investment securities
 (Market value of $942,369 at September 30, 1997
 and $911,125 at March 31, 1997)                               949,391             949,109
Loans held for sale                                                  0              65,000

Loans                                                       50,223,342          49,394,455
  Less:  Allowance for loan losses                             321,918             295,457
         Deferred loan fees                                    103,335             119,966
                                                           -------------------------------

                                                            49,798,089          48,979,032

Bank premises and equipment, net                             1,541,863           1,580,290

Other assets:
Accrued interest receivable:
  Loans                                                        240,042             244,474
  Time deposits/investments                                     48,848              59,430
Deferred income taxes                                           94,100              98,000
Prepaid expenses and other assets                              199,520             192,638
Real estate owned                                                    0              91,823
                                                           -------------------------------

      Total other assets                                       582,510             686,365
                                                           -------------------------------

      Total assets                                         $61,473,275         $58,925,368
                                                           ===============================

See accompanying notes to unaudited consolidated financial statements.


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                        September 30, 1997    March 31, 1997
                                                        ------------------    --------------

Liabilities:
  Deposits:
    Demand deposits                                        $ 2,130,492         $ 2,346,730
    NOW accounts                                             4,130,051           3,460,858
    Savings                                                  5,513,443           5,693,545
    Money market deposit accounts                            5,121,216           5,119,733
    Certificates of deposit                                 27,609,389          25,559,832
                                                           -------------------------------

      Total deposits                                        44,504,591          42,180,698


Advances from the Federal Home Loan Bank                    11,440,000          11,440,000
Accrued expenses and other liabilities                         251,335             229,125
                                                           -------------------------------

      Total liabilities                                     56,195,926          53,849,823


Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued
   or outstanding                                                    0                   0
  Common stock, $1 par value, 1,500,000
   shares authorized; 232,991
   shares issued and outstanding,                              232,991             231,439
   (231,439 at March 31, 1997)
  Paid-in capital                                            1,483,909           1,469,769
  Unrealized gains on available for sale securities,
   net of taxes                                                  7,433                   0
  Retained earnings                                          3,553,016           3,374,337
                                                           -------------------------------

      Total stockholders' equity                             5,277,349           5,075,545
                                                           -------------------------------

      Total liabilities and stockholders' equity           $61,473,275         $58,925,368
                                                           ===============================


See accompanying notes to unaudited consolidated financial statements.


                           MID-COAST BANCORP, INC
                    CONSOLIDATION STATEMENT OF OPERATIONS
                                 (Unaudited)

                                           Three Months Ended            Six Months Ended
                                             September 30,                September 30,
                                        ------------------------     ------------------------
                                           1997          1996           1997          1996

Interest income:
  Interest on loans                     $1,120,283    $1,027,753     $2,213,600    $2,039,118
  Interest on investment sec.               50,655        65,950        102,858       120,405
  Interest on mortgage backed sec.               0        12,627              0        20,329
  Other                                     51,518        30,729         85,769        81,647
                                        -----------------------------------------------------

      Total interest income              1,222,456     1,137,059      2,402,227     2,261,499

Interest expense:
  Interest on deposits                     482,762       485,647        954,006       976,936
  Interest on borrowed money               170,718       117,938        332,124       222,485
                                        -----------------------------------------------------

      Total interest expense               653,480       603,585      1,286,130     1,199,421
                                        -----------------------------------------------------

      Net interest income                  568,976       533,474      1,116,097     1,062,078
Provision for losses on loans               15,000        21,000         32,000        51,000
                                        -----------------------------------------------------

      Net interest income after
       provision for loan losses           553,976       512,474      1,084,097     1,011,078

Other income:
  Loan service and other loan fees          11,260         9,408         23,042        21,915
  Gain on loans sold\held for sale          16,132         8,258         17,482        16,826
  Other                                     50,592        34,600        103,309        77,429
                                        -----------------------------------------------------

      Total other income                    77,984        52,266        143,833       116,170

Other expenses:
  Compensation of directors, officers
   and staff                               189,762       155,762        363,597       322,528
  Building occupancy                         9,795         9,115         20,751        19,551
  Repairs and maintenance                    7,228         8,476         18,299        17,794
  Depreciation and amortization             42,278        15,566         91,399        31,112
  Advertising                               10,296        10,288         20,791        19,275
  Insurance and bonds                       18,597       276,441         37,221       311,680
  Legal, audit and examinations             16,042        15,655         33,313        29,383
  Taxes (other than income)                 12,292        11,487         25,491        24,803
  Employee benefits                         24,597        23,389         50,070        44,931
  Data processing                           16,284        41,049         27,247        69,081
  Other                                     97,077        80,823        178,895       157,221
  Real Estate Owned                              0         7,990          2,776         9,041
                                        -----------------------------------------------------

      Total other expenses                 444,248       656,041        869,850     1,056,400

Income\(loss) before income taxes          187,712       (91,301)       358,080        70,848
Income taxes                                61,357       (16,917)       119,207        37,083
                                        -----------------------------------------------------

Net income\(loss)                       $  126,355    $  (74,384)    $  238,873    $   33,765
                                        =====================================================

Earnings per share                      $     0.54    $    (0.32)    $     1.03    $     0.15
                                        =====================================================


See accompanying notes


                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

             For the Period April 1, 1996 to September 30, 1997

                                                                   Unrealized
                                                                  gains/losses
                                                                on available for                      Total
                                       Common      Paid-in      sale securities,     Retained     Stockholders'
                                       stock       capital        net of taxes       earnings        equity
                                       ------      -------      ----------------     --------     -------------

Balance, April 1, 1996                $229,031    $1,448,282              0         $3,248,764     $4,926,077

  Issuance of 1,055 shares
   of common stock upon
   exercise of options                   1,055         9,173              0                  0         10,228
  Net income                                 0             0              0             33,765         33,765
  Dividends declared
   ($.25 per share)                          0             0              0            (57,365)       (57,365)
                                      -----------------------------------------------------------------------

Balance, September 30, 1996            230,086     1,457,455              0          3,225,164      4,912,705

  Issuance of 1,353 shares
   of common stock upon
   exercise of options                   1,353        12,314              0                  0         13,667
  Net Income                                 0             0              0            209,010        209,010
  Dividends declared
   ($.26 per share)                          0             0              0            (59,837)       (59,837)
                                      -----------------------------------------------------------------------

Balance, March 31, 1997                231,439     1,469,769              0          3,374,337      5,075,545

  Issuance of 1,552 shares
   of common stock upon
   exercise of options                   1,552        14,140              0                  0         15,692
  Net change in market value of
   investments available for sale,
   net of taxes                              0             0          7,433                  0          7,433
  Net Income                                 0             0              0            238,873        238,873
  Cash dividends declared
   ($.26 per share)                          0             0              0            (60,194)       (60,194)
                                      -----------------------------------------------------------------------

Balance, September 30, 1997           $232,991    $1,483,909         $7,433         $3,553,016     $5,277,349
                                      =======================================================================


See accompanying notes to unaudited consolidated financial statements.


                           MID-COAST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Six Months Ended
                                                               September 30
                                                        --------------------------
                                                           1997           1996
                                                           ----           ----

Cash flows from operating activities:
  Net income                                            $   238,873    $    33,765
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation, amortization, and accretion                47,667          5,376
    Provisions for losses on loans                           32,000         51,000
    Gain on sale of loans                                   (17,482)       (16,826)
    Deferred fees                                               792          6,837
    Loss on sale of real estate owned                         2,151           (629)
    Loans originated for sale                            (1,091,567)      (681,790)
    Proceeds from sales of loans                          1,174,049      1,133,695
    Increase/decrease in other assets                         8,132        (41,631)
    Change in income taxes payable                           27,323         21,459
    Increase/decrease in other liabilities                   (5,113)       297,315
                                                        --------------------------

      Net cash provided by operating activities             416,825        808,571

Cash flows from investing activities:
  Loan originations and repayments, net                    (834,426)    (3,286,744)
  Net decrease in time deposits                                   0      1,186,000
  Investment and mortgage-backed securities:
    Purchases                                              (517,469)    (2,070,948)
    Proceeds from sales, maturities and repayments          510,000      1,579,966
  Purchases of property and equipment                       (26,199)      (111,488)
  Proceeds from sale of real estate owned                    89,672         81,525
                                                        --------------------------

      Net cash used by investing activities                (778,422)    (2,621,689)

Cash flows from financing activities:
  Net increase\(decrease) in certificates of deposit      2,049,557       (938,196)
  Net increase\(decrease) in demand, NOW, savings
   and money market deposit accounts                        274,336      1,771,192
  FHLB advances                                           2,000,000      4,050,000
  FHLB advances paid                                     (2,000,000)    (3,575,000)
  Dividends paid in cash                                    (60,194)       (57,365)
  Sale of common stock                                       15,692         10,228
                                                        --------------------------

      Net cash provided by financing activities           2,279,391      1,260,859
                                                        --------------------------

Net increase (decrease) in cash and cash equivalents      1,917,794       (552,259)

Cash and cash equivalents, at beginning of period         3,135,910      2,728,051
                                                        --------------------------

Cash and cash equivalents, at end of period             $ 5,053,704    $ 2,175,792
                                                        ==========================


See accompanying notes to unaudited consolidated financial statements.


                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                             September 30, 1997


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

2.    Insurance Fund Resolution
      -------------------------

      The disparity between the Savings Association Insurance Fund (SAIF) and Bank Insurance Fund (BIF) was resolved by Congress, by requiring, Banks insured by the SAIF to pay a one time assessment to recapitalize SAIF, effective September 30, 1996. Accordingly a one-time charge of $241,299 is reflected in the balance sheet and statement of operations as of and for the period ended September 30,1996.

3.    Dividends Paid
      --------------

      The Board of Directors of Mid-Coast Bancorp, Inc. declared a cash dividend of $.26 for each share of common stock, which is payable on December 31, 1997 to shareholders of record on December 1, 1997.

4.    Investments Available For Sale
      ------------------------------

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

      The Bank and the entire savings institution industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates on money market funds and other competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry and the availability and cost of funds, and loan refinancing in response to declining interest rates. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of loans and investments, investment returns and borrowings.

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

Financial Condition

      Total assets increased $2,547,907 or 4.32% between March 31, 1997 and September 30, 1997. Of this amount Federal Funds sold increased $1,950,000 or 104%,primarily due to the banks cash needs in an unsuccessful bid attempt to purchase branches within its market area. Time Deposits and investment securities remained stable. Loans increased slightly to $50,223,342.

      Total liabilities increased $2,346,103 or 4.36% between March 31, 1997, and September 30, 1997. Increases in NOW Accounts and Certificates of Deposit of $669,193 or 19.34% and $2,049,557 or 8.02%, respectively, were partially offset by decreases in Demand deposits of $216,238 or 9.21% and Savings of $180,102 or 3.16%. Advances from the Federal Home Loan Bank remained unchanged.

      The allowance for loan losses amounted to $321,918 at September 30, 1997, compared to $295,457 at March 31, 1997. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. At September 30, 1997 the Bank's allowance for loan losses as a percentage of total loans and allowance for loan losses as a percentage of non-performing loans was 0.64% and 95.44% respectively.

      At September 30, 1997 and March 31, 1997 loans contractually past due 90 days or more amounted to $337,296 and $145,466 or 0.67% and 0.29 % of loans outstanding, respectively at such dates. Non-accrual of interest on these loans totaled $24,352 at September 30, 1997 as compared with $9,852 at March 31, 1997. Since September 30, 1997 loans contractually past due 90 days or more has been reduced to $280,745. Non-accrual of interest since September 30, 1997 has been reduced to $21,304. This total is represented by six loans and management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.


                            RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

Net Income

      Mid-Coast recorded net income for the three months ended September 30, 1997 of $126,355 or 0.54 cents per share. This compares with a net loss of $74,384 or $0.32 cents per share for the same period in the previous fiscal year. The disparity between the Savings Association Insurance Fund (SAIF) and Bank Insurance Fund (BIF) was resolved by Congress, by requiring banks insured by the SAIF to pay a one time assessment to recapitalize SAIF, effective September 30, 1996. Accordingly a one-time charge of $241,299 is reflected in the balance sheet and statement of operations as of and for the period ended September 30, 1996.

Interest Income

      Interest income increased $85,397 or 7.51% for the three months ended September 30, 1997, primarily due to increases in the average balances of mortgage, commercial and consumer loans, of $2.4 million or 7.05%, $2.0 million or 27.91% and $160,386 or 3.61% respectively. The increase in Commercial loans is primarily related to management's continued efforts to increase its presence in the mid-coast market. Consumer loans consist of home equity, installment loans, share loans and student loans.
Miscellaneous other interest income increased $20,789 or 67.65% primarily as a result of an increase in the volume of Federal funds sold. These increases were partially off set by decreases in balances of investment securities and mortgage backed securities.

Interest Expense

      Total interest expense for the three month period ended September 30, 1997 increased $49,895 or 8.27%, compared to the same period in the previous fiscal year. This increase is primarily the result of an increase of $3.5 million in advances from the Federal Home Loan Bank used to partially fund increased loan demand. This increase is partially offset by a decrease in the average cost of funds on borrowings of 7 basis points for the current period compared to the period ended September 30, 1996. The strategy of the Bank regarding deposits continues to focus on reducing the average cost of funds through a combination of Certificate of Deposit "specials" and increasing transaction account deposits. This strategy has reduced the average cost of funds on deposits by 16 basis points for the current period as compared to the period ended September 30, 1996.

Net Interest Income

      Net interest income, before provisions for loan losses, increased $35,502 or 6.65% for the quarter ended September 30, 1997 as compared to the same quarter in the previous fiscal year. This increase is primarily the result of average balance increases in mortgage, commercial and consumer loans.

Provisions for Losses on Loans

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The decrease in the Bank's provision for losses on loans is based upon management's belief that the total provision for losses on loans represents adequate reserves commensurate with moderate risks associated with the loan portfolio.

Non Interest Income

      Total non-interest income for the three month period ended September 30, 1997 increased $25,718 or 49.21% as a result of increased fees and charges related to NOW accounts and overdraft fees and the sale of loans to the secondary market.

Other Expenses

      Total other expenses for the three month period ended September 30, 1997 decreased $211,793 or 32.28% compared to the previous fiscal year, the decrease is primarily due to the one time assessment paid to recapitalize the SAIF Fund. Other Expenses increased $29,506 or 7.11% without the $241,299 SAIF assessment. The increase in other expenses resulted from increases in compensation, the addition of an employee, depreciation and amortization related to the Banks computer conversion and modest increases in miscellaneous other expenses consisting of shareholder services, utilities, postage, and office supplies, which are partially offset by decreases in data processing.


Six Months Ended September 30, 1997 and 1996


Net Income

      Mid-Coast reported net income of $238,873 or $1.03 cents per share for the six months ended September 30, 1997, compared to $33,765 or $0.15 cents per share for the six months ended September 30, 1996. During the period, the Bank recorded an increase in net interest income, before provision for losses on loans, of $54,019 or 5.09%,and an increase in total non interest income of $27,663 or 23.81%. Total other expenses decreased $186,550 or 17.66% primarily due to the SAIF assessment. Total other expenses would have increased $54,749 or 6.72%, compared to the period ended September 30, 1996, without the SAIF assessment.

Interest Income

      Total interest income for the six months ended September 30, 1997 increased $140,728 or 6.22% as compared to the same period in the previous fiscal year. Interest on loans increased $174,482 or 8.56% primarily due to increases in the average balances of mortgage, commercial and consumer loans. Interest on investment securities and mortgage backed securities decreased $37,876 or 26.91%, primarily due to the sale of securities, and the resulting lower volume of interest earning investments.

Interest Expense

      Total interest expense for the six month period ended September 30, 1997 increased $86,709 or 7.23%. Interest expense on borrowed money increased $109,639 or 49.28% and interest on deposits decreased $22,930 or 2.35%. Interest expense on borrowed money increased primarily due to an increase of $3.5 million in advances used to partially fund increased loan demand. The Bank's strategy remains focused on reducing the average cost of funds on deposits and borrowings. This is accomplished through a combination of increased transaction account balances, Certificate of Deposit "specials" and borrowings at rate more favorable than these available in the market place. This strategy has reduced the average cost of funds on borrowings and deposits by 7 basis points and 16 basis points, respectively, compared to the same period in the previous fiscal year.

Net Interest Income

      Total net interest income for the six months ended September 30, 1997 increased $54,019 or 5.09%. This increase is primarily the result of increases in the average balances of mortgage, commercial and consumer loans which is partially offset by increased interest expense resulting from Federal Home Loan Bank advances.

Provisions for Losses on Loans

      The Banks provision for losses on loans for the six month period ended September 30, 1997 decreased to $32,000 as compared to $51,000 in the previous fiscal year. The provision is deemed appropriate given the risks associated with the Bank's loan portfolio.

Non-Interest Income

      Non-interest income for the six months ended September 30, 1997 increased $27,663 or 23.81%, compared to the same period in the previous fiscal year. Increases occurred in all categories of Non-Interest income, with miscellaneous income increasing $25,880 or 33.42%. Miscellaneous income is the result of increased fees and charges particularly related to NOW accounts and overdraft fees.

Other Expenses

      Other expenses for the six month period ended September 30, 1997 decreased $186,550 or 17.66% as compared to the same period in the previous fiscal year. The decrease in other expenses is primarily related to the payment of SAIF assessment. Other expenses increased $54,749 or 6.72% without the SAIF assessment as compared to the previous year. This increase in other expenses resulted from increases in compensation, the addition of an employee, depreciation and amortization related to the computer conversion and modest increases in other expenses consisting of shareholder services, utilities, postage, and office supplies, which are partially offset by decreases in data processing.

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

Liquidity and Capital Resources

      On September 30, 1997, the Holding Company's stockholders' equity was $5,277,349 or 8.58% of total assets compared to $5,075,545 or 8.61% at March 31, 1997.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum liquidity ratio, currently 5%, may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At September 30, 1997, Waldoboro's liquidity ratio was approximately 17.02% compared to 14.67% at September 30, 1996.

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

      At September 30, 1997, Waldoboro had tangible capital of $5,124,000 or 8.33% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,446,000 or 14.96% of risk-weighted assets at September 30, 1997.



                          PART II OTHER INFORMATION


Item 1.       Legal Proceedings.
              ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended September 30, 1997.

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

Item 5.       Other Information.
              ------------------

         None.

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (10) Trust Agreement between Mid-Coast Bancorp, Inc. and Merrill Merchants Bank for the Recognition and Retention Plan of Mid-Coast Bancorp, Inc.


         (b)  Reports on Form 8-K.

              (27)  Financial Data Schedule*
              * Submitted only with filing in electronic format.


                                 SIGNATURES


      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MID-COAST BANCORP, INC.



Date                                   /s/ Wesley E. Richardson
      ------------------------         ------------------------------------
                                                     (Signature)
                                                Wesley E. Richardson
                                               President and Treasurer