Form 10QSB
period 1997-12-31
MID COAST BANCORP INC
filed 1998-02-13
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.



For the Quarter ended: December 31, 1997            Commission File No. 0-18096




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

      The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997, is 236,988.


                                Page 1 of 17.


                           MID-COAST BANCORP, INC.


                                    Index


PART I   FINANCIAL INFORMATION                                                 Page
                                                                               ----

Item 1:  Consolidated Balance Sheets of Mid-Coast Bancorp, Inc. (Unaudited)
         at December 31, 1997 and March 31, 1997                                 3

         Consolidated Statements of Income of Mid-Coast Bancorp, Inc.
         (Unaudited), Three Months and Nine Months Ended December 31, 1997
         and 1996                                                                5

         Consolidated Statement of Changes in Stockholders' Equity of
         Mid-Coast Bancorp, Inc. (Unaudited) for the period April 1, 1996
         to December 31, 1997                                                    6

         Consolidated Statements of Cash Flows of Mid-Coast Bancorp, Inc.
         (Unaudited), for the Nine Months Ended December 31, 1997 and 1996       7

         Notes to the Consolidated Financial Statements (Unaudited)              8

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   9

PART II  OTHER INFORMATION                                                      16

SIGNATURES                                                                      17


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                   ASSETS

                                                    December 31, 1997    March 31, 1997
                                                    -----------------    --------------

Cash and due from banks                                $ 2,062,910        $ 1,156,227
Interest bearing deposits                                  186,127            104,683
Federal funds sold                                       3,365,000          1,875,000
                                                       ------------------------------

  Cash and cash equivalents                              5,614,037          3,135,910

Time deposits                                            1,882,000          1,089,000
Investments available for sale, at market                2,765,652          2,440,662
Held to maturity investment securities
 (Market value $942,369 and $911,125)                      949,531            949,109
Loans held for sale                                        317,700             65,000

Loans                                                   49,391,647         49,394,455
  Less:  Allowance for loan losses                         329,652            295,457
         Deferred loan fees                                 82,536            119,966
                                                       ------------------------------

                                                        48,979,459         48,979,032


Bank premises and equipment, net                         1,513,270          1,580,290

Other Assets:
Accrued interest receivable:
  Loans                                                    235,197            244,474
  Time deposits/InvestmentS                                 56,667             59,430
Deferred income taxes                                      100,711             98,000
Prepaid expenses and other assets                          144,618            192,638
Real estate owned                                           73,511             91,823
                                                       ------------------------------

  Total other assets                                       610,704            686,365
                                                       ------------------------------

  Total assets                                         $62,632,353        $58,925,368
                                                       ==============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand deposits                                    $ 2,867,841        $ 2,346,730
    NOW accounts                                         4,365,461          3,460,858
    Savings                                              6,169,002          5,693,545
    Money market deposit accounts                        4,934,252          5,119,733
    Certificates of deposit                             28,281,073         25,559,832
                                                       ------------------------------

    Total deposits                                      46,617,629         42,180,698

  Advances from the Federal Home
   Loan Bank                                            10,190,000         11,440,000
  Accrued expenses and other liabilities                   603,673            229,125
                                                       ------------------------------

    Total liabilities                                   57,411,302         53,849,823

Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued or outstanding                 0                  0
  Common stock, $1 par value, 1,500,000
   shares authorized; 236,988 shares
   issued and outstanding (231,439 at March 31)            236,988            231,439
  Paid-in capital                                        1,517,997          1,469,769
  Unrealized gains on available for
   sale securities, net of taxes                             5,837                  0
  Retained earnings                                      3,620,935          3,374,337
  Unearned compensation                                   (160,706)                 0
                                                       ------------------------------

    Total stockholders' equity                           5,221,051          5,075,545
                                                       ------------------------------

    Total liabilities and stockholders' equity         $62,632,353        $58,925,368
                                                       ==============================

See accompanying notes


                           MID-COAST BANCORP, INC
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            December 31,                December 31,
                                                      ------------------------    ------------------------
                                                         1997          1996          1997          1996
                                                         ----          ----          ----          ----
Interest income:
  Interest on loans                                   $1,129,002    $1,050,035    $3,342,602    $3,089,153
  Interest on investment securities                       51,163        67,700       154,021       188,105
  Interest on mortgage backed sec.                             0        18,547             0        38,876
  Other                                                   77,840        29,155       163,609       110,802
                                                      ----------------------------------------------------

      Total interest income                            1,258,005     1,165,437     3,660,232     3,426,936

Interest expense:
  Interest on deposits                                   515,520       473,855     1,469,526     1,450,791
  Interest on borrowed money                             153,160       138,028       485,284       360,513
                                                      ----------------------------------------------------

      Total interest expense                             668,680       611,883     1,954,810     1,811,304
                                                      ----------------------------------------------------

      Net interest income                                589,325       553,554     1,705,422     1,615,632
Provision for losses on loans                             18,000        21,000        50,000        72,000
                                                      ----------------------------------------------------

      Net interest income after
       provision for loan losses                         571,325       532,554     1,655,422     1,543,632

Non interest income:
  Loan service and other loan fees                        10,773         8,344        33,815        30,259
  Gain on loans sold                                      19,740        13,639        37,222        30,465
  Gain on sale of Real Estate Owned                            0         1,010             0         1,639
  Other                                                   48,339        39,135       151,648       115,935
                                                      ----------------------------------------------------

      Total other income                                  78,852        62,128       222,685       178,298

Other expenses:
  Compensation of directors, officers, and staff         190,222       164,339       553,819       486,867
  Building occupancy                                       9,930        10,062        30,681        29,613
  Repairs and maintenance                                 14,888         6,086        33,187        23,880
  Depreciation, amortization, and software expense        51,583        15,617       142,982        46,729
  Advertising                                              8,488         4,461        29,279        23,736
  Insurance and bonds                                     18,109        35,159        55,330       346,839
  Legal, audit and examinations                           22,399        18,654        55,712        48,037
  Taxes (other than income)                               11,582        10,234        37,073        35,037
  Employee benefits                                       15,368        14,408        65,438        59,339
  Data processing                                         11,506        41,194        38,753       110,275
  Other                                                   91,813        91,285       270,708       248,506
  Real Estate Owned                                        5,822         1,934         8,598        10,975
                                                      ----------------------------------------------------

      Total other expenses                               451,710       413,433     1,321,560     1,469,833

Income before income taxes                               198,467       181,249       556,547       252,097
Income taxes                                              68,946        59,850       188,153        96,933
                                                      ----------------------------------------------------

Net income                                            $  129,521    $  121,399    $  368,394    $  155,164
                                                      ====================================================
Earnings per share:
  Basic                                               $     0.55    $     0.53    $     1.58    $     0.68
  Diluted                                             $     0.55    $     0.52    $     1.57    $     0.66
                                                      ====================================================

See accompanying notes



                           MID-COAST BANCORP, INC
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

              For the Period April 1, 1996 to December 31, 1997

                                                                   Unrealized
                                                                  gains/losses
                                                                on available for                                      Total
                                       Common      Paid-in      sale securities,     Retained       Unearned      Stockholders'
                                       Stock       Capital        net of taxes       Earnings     Compensation       Equity
                                       ------      -------      ----------------     --------     ------------    -------------

Balance, April 1, 1996                $229,031    $1,448,282         $    0         $3,248,764     $       0       $4,926,077

  Issuance of 1,140 shares
   of common stock upon
   exercise of options                   1,140         9,812              0                  0             0           10,952
  Net income                                 0             0              0            155,164             0          155,164
  Net change in market value of
   investments available for sale,
   net of taxes                              0             0              0                  0             0                0
  Cash Dividends declared
   ($.51 per share)                          0             0              0           (117,202)            0         (117,202)
                                      ---------------------------------------------------------------------------------------

Balance, December 31, 1996             230,171     1,458,094              0          3,286,726             0        4,974,991

  Issuance of 1,268 shares
   of common stock upon
   exercise of options                   1,268        11,675              0                  0             0           12,943
  Net income                                 0             0              0             87,611             0           87,611
                                      ---------------------------------------------------------------------------------------

Balance, March 31, 1997                231,439     1,469,769              0          3,374,337             0        5,075,545

  Unearned compensation                      0             0              0                  0      (177,925)        (177,925)
  Compensation earned                        0             0              0                  0        17,219           17,219
  Issuance of 5,549 shares
   of common stock upon
   exercise of options                   5,549        48,228              0                  0             0           53,777
  Net income                                 0             0              0            368,394             0          368,394
  Net change in market value of
   investments available for sale,
   net of taxes                              0             0          5,837                  0             0            5,837
  Cash dividends declared
   ($.52 per share)                          0             0              0           (121,796)            0         (121,796)
                                      ---------------------------------------------------------------------------------------

Balance, December 31, 1997            $236,988    $1,517,997         $5,837         $3,620,935     $(160,706)      $5,221,051
                                      =======================================================================================


See accompanying notes.



                           MID-COAST BANCORP, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Nine Months Ended
                                                               December 31,

                                                            1997           1996
                                                            ----           ----

Cash flows from operating activities:
  Net income                                             $   368,394    $   155,164
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation, amortization, and accretion                 73,488          7,722
    Provision for losses on loans                             50,000         72,000
    Gain on sale of loans                                    (37,222)       (30,465)
    Deferred fees                                               (737)         9,613
    (Gain)\Loss on sale of Real Estate Owned                   2,151         (1,639)
    Loans originated for sale                             (2,757,303)      (982,624)
    Proceeds from sales of loans                           2,541,825      1,380,195
    Decrease in other assets                                  54,206         12,000
    Change in income taxes
     receivable\payable                                       60,023         41,760
    Increase other liabilities                               314,525         79,478
                                                         --------------------------

    Net cash provided by operating activities                669,350        743,204


Cash flows from investing activities:
  Loan originations and repayments, net                      (86,508)    (5,444,520)
  Net increase in time deposits                             (793,000)       493,000
  Investment and mortgage-backed securities:
    Purchases                                               (826,117)    (2,579,060)
    Proceeds from sales, maturities and repayments           510,000      3,107,558
  Purchases of property and equipment                        (26,257)      (207,079)
  Proceeds from sale of real estate owned                     89,672        134,792
                                                         --------------------------

    Net cash used by investing activities                 (1,132,210)    (4,495,309)

Cash flows from financing activities:
  Net increase\(decrease) in certificates
   of deposits                                             1,715,690     (1,278,361)
  Net increase in demand, NOW, savings
   and money market deposit accounts                       2,721,241      1,901,647
  FHLB Advances                                            4,500,000      8,300,000
  FHLB Advances paid                                      (5,750,000)    (5,575,000)
  Dividends paid in cash                                    (121,796)      (117,202)
  Sale of common stock                                        53,777         10,952
  Acquisition of treasury stock                             (177,925)             0
                                                         --------------------------

    Net cash provided by financing activities              2,940,987      3,242,036
                                                         --------------------------

Net increase\(decrease) in cash and cash equivalents       2,478,127       (510,069)

Cash and cash equivalents, at beginning of period          3,135,910      2,728,051
                                                         --------------------------

Cash and cash equivalents, at end of period              $ 5,614,037    $ 2,217,982
                                                         ==========================


See accompanying notes



                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              December 31, 1997


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

2.    Insurance Fund Resolution
      -------------------------

      The disparity between the Savings Association Insurance Fund (SAIF) and Bank Insurance Fund (BIF) was resolved by Congress, by requiring, Banks insured by the SAIF to pay a one time assessment to recapitalize SAIF, effective September 30, 1996. Accordingly a one-time charge of $241,299 is reflected in the statement of income for the period ended December 31,1996.

3.    Dividends Paid
      --------------

      The Board of Directors of Mid-Coast Bancorp, Inc. declared a cash dividend of $.26 for each share of common stock, which was payable on December 31, 1997 to shareholders of record on December 1, 1997.

4.    Investments Available For Sale
      ------------------------------

      If significant, unrealized gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

5.    Stock Award Plan
      ----------------

      During the third quarter, the Company acquired 6,200 shares of common stock as treasury stock and then awarded these shares to officers and directors in accordance with the terms of the Company's Recognition and Retention Plan. The cost of this stock is recorded in unearned compensation as a component of stockholders' equity. The stock awarded vests over five years and the unearned compensation is amortized as compensation expense during the vesting period.

6.    Earnings Per Share
      ------------------

      The Company has implemented Statement of Financial Accounting standards (FAS) 128, Earnings per Share, which is effective for fiscal periods ending after December 15,1997, including interim periods, and requires restatement of all prior-period earnings per share (EPS) data presented. This standard requires presentation of both basic and diluted EPS on the face of the consolidated statements of income.

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. EPS as previously reported for the three and nine months ended December 31, 1996 was the same as basic EPS calculated in accordance with FAS 128 for those periods; no diluted EPS was required to be presented.

      EPS was computed based on the following:

                                             Three months ended      Nine months ended
                                            12/31/97    12/31/96    12/31/97    12/31/96
                                            --------    --------    --------    --------

      Net income available to common
       stockholders                         $129,521    $121,399    $368,394    $155,164
                                            ============================================
      Weighted average number of
       common shares outstanding, used
       for basic EPS                         235,375     230,129     233,330     229,783
      Dilutive effect of unexercised
       stock options                           2,022       5,429       1,548       5,371
                                            --------------------------------------------
      Weighted average number of
       common and dilutive shares
       outstanding, used for diluted EPS     237,398     235,558     234,878     235,154
                                            ============================================

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

Financial Condition

      Total assets increased from $58,925,368 at March 31, 1997 to $62,632,353 at December 31, 1997. Of this amount cash and cash equivalents increased $2,478,127 or 79.02%, time deposits increased $793,000 or 72.81%, investment securities increased $325,412 or 9.59% and loans decreased by $2,808 or less than 1%. The increase in cash and cash equivalents is primarily the result of continued deposit increases coupled with minimal loan demand. The increases in time deposits and investment securities are an attempt to increase yield during this period of minimal loan growth.

      Total liabilities increased $3,561,479 or 6.61% between March 31, 1997 and December 31, 1997. Increases in Demand deposits of $521,111 or 22.20%, NOW accounts of $904,603 or 26.14%, Savings deposits of $475,457 or 8.35% and Certificates of deposit of $2,721,241 or 10.65% were slightly offset by a decrease in Money market accounts of $185,481 or 3.62%. These increases are directly related to management's pricing strategy focused on increasing transaction accounts and Certificates of Deposit while maintaining or reducing the Bank's cost of funds. Advances from the Federal Home Loan Bank decreased $1,250,000, or 10.93%.

      The allowance for losses on loans amounted to $295,457 at March 31, 1997 compared to $329,652 at December 31, 1997. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. At December 31, 1997 the Bank's allowance for loan losses as a percentage of total loans was 0.67%, compared to 0.60% at March 31, 1997.

      At March 31, 1997 and December 31, 1997 loans contractually past due 90 days or more amounted to $145,466 or 0.29% of loans and $461,644 or 0.93% of loans respectively. Non accrual of interest on these loans totaled $9,852 at March 31, 1997 as compared to $21,084 at December 31, 1997. This total at December 31, 1997 is represented by six loans and management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

                            RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996

Net Income

      Mid-Coast recorded net income for the three months ended December 31, 1997 of $129,521 or $0.55 cents per share, compared to $121,399 or $0.53 cents per share in the previous fiscal year. The increase of $8,122 or 6.69% represents modest growth and continues to reflect management's strategy of improving net interest income, and increasing other income while controlling expenses.

Interest Income

      Interest income increased $92,568 or 7.94% for three months ended December 31, 1997, primarily due to increases in the average balance of commercial loans of $1,800,278 or 24.21% and an increase in miscellaneous other interest income of $48,685 or 166%. The increase in commercial loans is primarily related to the Bank's continued efforts to increase its commercial presence in Mid-Coast Maine. Miscellaneous other interest income increased primarily as a result of an increase in the volume of Federal funds sold and an increase of $593,000 or 46% in Time Deposits. The increase in Time Deposits is directly related to the Bank's efforts to increase yield on its assets, as compared to investing in Federal funds sold. These increases were partially offset by decreases in investment and mortgage backed securities of $35,084 or 40.68% and a decrease in mortgage and consumer loan volume of $230,046 or 0.65% and $86,559 or 1.65% respectively. Since December 31, 1997 the bank has instituted a loan promotion aimed at increasing volume without significantly effecting yield.

Interest Expense

      Total interest expense for the three month period ended December 31, 1997 increased $56,797 or 9.28% compared to the same period in the previous fiscal year. The increase in interest on deposits is primarily related to a $4,306,815 or 10.27% increase in total deposits. This increase was generated as part of the Bank's strategy to attract transaction account deposits and Certificates of Deposit, while focusing on reducing the average cost of funds. The average cost of funds on deposits decreased 4 basis points for the current period compared to the period ended December 31, 1996. Interest on borrowed money increased $15,132 or 10.96% primarily as a result of an increase in average balances.

Net Interest Income

      Net interest income, before provision for loan losses increased $35,771 or 6.46% for the quarter ended December 31, 1997, as compared to the same quarter in the previous year. The increase is primarily the result of an average balance increase in commercial loans and an increase in the volume of Fed Funds sold and Time Deposits, which was partially offset by the increased expense related to deposit growth.

Provisions for Losses on Loans

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The decrease in the Bank's provision for losses on loans is based upon management's belief that the total provision for losses on loans provides an adequate allowance commensurate with the moderate risks associated with the loan portfolio.

Non Interest Income

      Total non-interest income for the three month period ended December 31, 1997 increased $16,724 or 26.92% as a result of fees and charges related to NOW accounts, overdraft fees and the sale of loans to the secondary market. The increase in fees and charges is primarily related to increases in deposit volume, not rate increases.

Other Expenses

      Total other expenses for the three month period ended December 31, 1997 increased $38,277 or 9.26% compared to the previous fiscal year. The increase in other expenses resulted from increases in compensation levels (due in part to the Recognition and Retention Plan), advertising, real estate owned, the addition of an employee, depreciation and amortization and software licenses related to the Bank's computer conversion and modest increases in miscellaneous other expenses consisting of shareholder services, utilities, postage, and office supplies, which were partially offset by decreases in data processing and insurance and bonds.


Nine Months Ended December 31, 1997 and 1996


Net Income

      Mid-Coast reported net income of $368,394 or $1.58 per share for the nine months ended December 31, 1997 compared to $155,164 or $0.68 per share for the nine months ended December 31, 1996. During the period, net interest income increased $89,790 or 5.56%. Miscellaneous other income increased $44,387 or 24.89% and total other expenses decreased $148,273 or 10.09%, compared to the previous fiscal year. The decrease in total other expenses is directly related to the one-time assessment of $241,299 paid to recapitalize the Savings Association Insurance Fund (SAIF). Total other expenses would have increased $93,026 or 7.57% compared to the period ended December 31, 1996, without the SAIF Assessment.

Interest Income

      Total interest income for the nine months ended December 31, 1997 increased $233,296 or 6.81% compared to the same period in the previous fiscal year. Interest on loans increased $253,449 or 8.20% primarily due to increases in the average balance on total loans and an increase in the aggregate yield on consumer, commercial and mortgage loans. Interest on investment securities decreased $34,084 or 18.12%. The increase in interest on loans was generated by a redistribution of total loans to include more commercial loans compared to the comparable prior year period.

Interest Expense

      Total interest expense for the nine months ended December 31, 1997 increased $143,506 or 7.92% compared to the same period in the previous fiscal year. Interest expense on deposits increased $18,735 or 1.29% and interest on borrowings increased $124,771 or 34.61%. Interest on borrowed money increased primarily due to higher average balance of borrowings during the period. The Bank has continued to focus its liability strategy on attracting low cost deposits and borrowing at rates more favorable than are available in the marketplace. This strategy has reduced the cost of funds on deposits by 4 basis points while cost of funds on borrowings remains unchanged; compared to the same period in the previous fiscal year.

Net Interest Income

       Total net interest income for the nine months ended December 31, 1997, increased $89,790 or 5.56% compared to the same period in the previous fiscal year. This increase primarily results from increases in the average balances of consumer, commercial and mortgage loans and the commensurate yield on total loans coupled with increases in miscellaneous income. These increases are partially offset by increased interest expense, attributable to growth in the average balance of deposits and increases in borrowings from the Federal Home Loan Bank.

Provisions for Losses on Loans

      The Bank's provision for losses on loans for the nine month period ended December 31, 1997 decreased to $50,000 as compared to $72,000 in the previous fiscal year. The provision is deemed appropriate, based on management's belief that the current allowance for loan losses is adequate given the current loan portfolio and the associated risk.

Non-Interest Income

      Non-interest income for the nine months ended December 31, 1997 increased $44,387 or 24.89% as compared to the same period in the previous fiscal year. Increases occurred in all areas except gain on sale of real estate owned. The gain in miscellaneous income of $35,713 or 30.80% as a result of fees and charges related to NOW accounts and overdraft fees and the sale of loans to the secondary market. The NOW account and overdraft fee increase is primarily related to an increase of $1,251,127 or 30.80% in the volume of transaction account deposits as compared to the previous fiscal year.

Other Expenses

      Other expenses of the nine month period ended December 31, 1997 decreased $148,273 or 10.09% from the previous fiscal year. The decrease in other expenses is primarily related to the payment of the SAIF assessment. Other expenses increased $93,026 or 7.57% without the SAIF assessment as compared to the previous fiscal year. This increase in other expenses resulted from increases in compensation levels (due in part to the Recognition and Retention Plan), the addition of an employee, depreciation and amortization and software licenses related to the computer conversion and increases in miscellaneous expenses consisting of shareholder services, utilities, postage and office supplies, which are partially offset by decreases in data processing, and other insurance expenses.

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

Liquidity and Capital Resources

      On December 31, 1997, the Holding Company's stockholders' equity was $5,221,051 or 8.34% of total assets compared to $5,075,545 or 8.61% at March 31, 1997.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is, currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At December 31, 1997, Waldoboro's liquidity ratio was approximately 12.95% compared to 14.55% at December 31, 1996.

      The minimum capital standards set by the OTS have three components:
(1) tangible capital; (2) leverage ratio or "core" capital; and (3) risk-based capital. The tangible capital requirement is 1.5% and the leverage ratio or "core" capital requirement is 3% of an institution's adjusted total assets. The risk-based capital requirement is 8% of risk-weighted assets. The amount of an institution's risk-weighted assets is determined by assigning a "risk-weighted" value to each of the institution's assets.
Under the regulations, the "risk-weighting" of a particular type of assets depends upon the degree of credit risk which is deemed to be associated with that type of asset.

      At December 31, 1997, Waldoboro had tangible capital of $ 5,008,000 or 8.01% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,338,000 or 14.92% of risk-weighted assets at December 31, 1997.

Year 2000

      The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

      The Company presently believes that because of the conversion to new software in fiscal 1997, the Year 2000 problem will not pose significant operational problems for the Company's and the Bank's computer systems or material costs to be incurred. The Company has plans to complete testing of its software and hardware on-site by December 31, 1998. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (the largest commercial loan relationship is $595,000) and consists largely of loans secured by real estate, even considering the commercial loan portfolio. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank is currently contacting its significant loan customers regarding their Year 2000 status and plans. The Company does not anticipate any material concerns regarding other customers or vendors. It should also be noted that the Bank's regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue such monitoring, the Bank's progress in addressing year 2000 matters.


                          PART II OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended December 31, 1997.

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

           None.

Item 5.    Other Information.
           ------------------

           None.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

      (a)  Exhibits required by Item 601 of Regulation S-B.

           (27) Financial Data Schedule*
           *Submitted only with filing in electronic format.

      (b)  Reports on Form 8-K.

           None.

                                 SIGNATURES


      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MID-COAST BANCORP, INC.



Date February 13, 1998                 /s/ Wesley E. Richardson
     -----------------                 ----------------------------------------
                                                     (Signature)
                                                Wesley E. Richardson
                                               President and Treasurer