Form 10KSB
period 1998-03-31
MID COAST BANCORP INC
filed 1998-06-29
CIK 851785

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended: March 31, 1998

                          Commission File No.: 0-18096


                            MID-COAST BANCORP, INC.
-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


               Delaware                               01-0454232
--------------------------------------   --------------------------------------
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

                         Common Stock ($1.00 par value)
-------------------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]   No [ ]


      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Net Income for the issuer's fiscal year ended March 31, 1998 are $475,616.

      The number of shares outstanding as of March 31, 1998 is 711,960.

      Aggregate market value of common stock held by non-affiliates, based on the last reported sale price on May 18, 1998: $7,006,571.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on June 5, 1998, and the Annual Report for the fiscal year ended March 31, 1998, are incorporated by reference into Part II and III of this report.

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----

PART I
    Item 1.   Description of Business                                           1
    Item 2.   Description of Property                                          27
    Item 3.   Legal Proceedings                                                28
    Item 4.   Submission of Matters to a Vote of Security Holders              28

PART II
    Item 5.   Market for Common Equity and Related Stockholder Matters         29
    Item 6.   Management's Discussion and Analysis                             30
    Item 7.   Financial Statements                                             30
    Item 8.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                        30

PART III
    Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               30
    Item 10.  Executive Compensation                                           30
    Item 11.  Security Ownership of Certain Beneficial Owners and Management   30
    Item 12.  Certain Relationships and Related Transactions                   30
    Item 13.  Exhibits                                                         31

    SIGNATURES                                                                 33

PART I
Item 1. Description of Business

                      Business of Mid-Coast Bancorp, Inc.

      Mid-Coast Bancorp, Inc. ("Bancorp" or the "Holding Company") was organized in 1989 for the purpose of becoming a holding company and owner of all of the outstanding capital stock of The Waldoboro Bank, F.S.B. ("Waldoboro" or the "Bank"). The Holding Company is engaged primarily in the business of directing, planning and coordinating the business activities of the Bank. In the future, Bancorp may acquire or organize other operating subsidiaries, including other financial institutions, although it presently has no definitive plans for any specific acquisitions or new subsidiaries. Bancorp does not currently own any real estate. Instead, Bancorp uses the premises, equipment and furniture of the Bank without the payment of any rental fees. At the present time, Bancorp does not employ any persons other than its officers, but utilizes the support staff of the Bank from time to time without the payment of any fees. Additional employees may be hired as appropriate to the extent Bancorp expands its business.

                     Business of The Waldoboro Bank, F.S.B.

General

      The Bank was formed as a Maine building and loan association, the Waldoboro Building and Loan Association, on March 18, 1891 and received a federal charter on August 9, 1983. The Bank's operations are headquartered in Waldoboro, Maine. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has a strong community orientation, with most of its customers located in Waldoboro, Rockland and surrounding communities in Knox and Lincoln counties, Maine. As of March 31, 1998, the Bank had total assets of $62,929,870, total deposits of $45,299,724, total borrowings of $12,190,000 and stockholders' equity of $5,127,134. As of March 31, 1998 the Bank had full service branch facilities in Waldoboro and Rockland, and an ATM in Jefferson, Maine. The Bank's executive offices are located at 1768 Atlantic Highway, Waldoboro, Maine and its telephone number is
(207) 832-7521.

      The Bank's expansion during fiscal year 1999 includes offices in Belfast and Jefferson. The Belfast branch opened May 20, 1998, and moves the Bank into an entirely new market area. We are confident that our people and products will make this move successful. The Jefferson branch is scheduled to open in August at the location of our ATM, and we should quickly establish a solid customer base, as this will be the only bank in town. While we anticipate these branches will increase operating costs and as a result impact earning in fiscal 1999, we feel that expansion into these market areas is an important step in maintaining the growth and long term profitability of the bank.

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

Market Area

      The Bank's market area is Knox and Lincoln counties, and parts of Waldo county, Maine, which includes the towns of Waldoboro, Damariscotta, Friendship, Warren, Nobleboro, Thomaston, Rockland, Belfast, Camden and Lincolnville, as well as other communities in Maine's mid-coast region. The Bank's market area is located on the coast of Maine, approximately 60 miles northeast of Portland and 78 miles southwest of Bangor.

      The economic base of the Bank's market area is diverse, with manufacturing, services and commercial fishing as the most significant categories of business activity. The mid-coast region of Maine has also long been popular as a summer resort area, thus leading to a substantial amount of seasonal business activity.

Lending Activities

      The Bank's loan portfolio totaled $50,624,539 at March 31, 1998, representing approximately 80.3% of its total assets. At that date, approximately 67.1% of the Bank's loan portfolio consisted of permanent mortgage loans secured by residential properties. In addition, approximately 14.7% of the Bank's loan portfolio consisted of permanent mortgage loans secured by commercial real estate, while secured and unsecured consumer, commercial and passbook loans represented 13.9 % of the Bank's loan portfolio. Finally, construction loans represented 4.3% of the Bank's loan portfolio. Substantially all of the residential and commercial properties securing the Bank's loans are located within its market area as discussed above.

      The following tables set forth detailed information concerning the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                           At March 31,
                                          ---------------------------------------------
                                                  1998                    1997
                                          --------------------    ---------------------
                                            Amount        %         Amount        %
                                          -----------   ------    -----------   -------

Mortgage loans:
  Residential                             $33,971,535    67.1%    $35,300,010     71.5%
  Commercial                                7,464,541    14.7       6,314,688     12.8
  Construction, net of undisbursed funds    2,189,613     4.3       1,262,210      2.6
                                          ---------------------------------------------
  Total mortgage loans                    $43,625,689    86.1     $42,876,908     86.9%
Other loans:
  Home equity                               1,092,794     2.2       1,300,254      2.6
  Commercial                                2,071,625     4.1       1,406,317      2.8
  Passbook loans                              261,888     0.5         281,967      0.6
  Installment and other                     3,572,543     7.1       3,529,009      7.1
                                          ---------------------------------------------
    Total other loans                       6,998,850    13.9       6,517,547     13.1
                                          ---------------------------------------------
      Total loans                         $50,624,539   100.0%    $49,394,455    100.0%
                                          =============================================

      Residential Mortgage Loans. A substantial portion of the Bank's lending activity is comprised of residential mortgage loans, which, at March 31, 1998, represented 67.1% of the Bank's loan portfolio. Residential mortgage loan originations are derived from a number of sources, including the existing customers of the Bank, realtors, referrals and "walk-in" customers. The Bank's active solicitation of residential mortgage loans through real estate brokers has historically been its primary source of residential mortgage loan originations.

      The main focus of the Bank's residential lending activity is the origination of conventional mortgage loans on one- to four-family dwellings. Generally, these loans are conventional first mortgage loans of 80% of value or less that are neither insured nor partially guaranteed by government agencies. The Bank also makes residential loans up to 95% of the appraised value, typically the top 15% of the loan is covered by private mortgage insurance.

      Currently, the Bank offers a variety of adjustable-rate mortgage loans with terms of up to 30 years. These mortgages have rates which are generally 3.0% above the U. S. Treasury Index and have adjustment periods of up to 7 years based on changes in the interest rate on U.S. Treasury obligations. Typically, such loans have a 2% maximum rate change in any one adjustment period and a maximum possible rate change of 6% during the term of the loan. Most of the adjustable-rate mortgage loans originated by the Bank are held in the Bank's portfolio. The primary reason for the Bank to retain these loans is to manage the interest rate sensitivity of the Bank's loan portfolio. See "Asset/Liability Management" located in the Management's Discussion and Analysis portion of the Annual Report, commencing on page 4.

      In addition to adjustable-rate residential mortgage loans, the Bank also offers fixed-rate residential mortgage loans with terms typically ranging from 15 to 30 years and are generally written to secondary market standards. During the fiscal year ended March 31, 1998, the Bank originated $5,496,175 in fixed-rate loans, of which 54% was sold to the secondary market. The remaining 46% of fixed rate loans were added to the Bank's portfolio. These loans were underwritten using secondary market guidelines and were created to address competitive market conditions.

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

      The Bank also makes construction loans to fund the construction of new buildings or the renovation of existing buildings and finances the construction of individual, owner-occupied houses by professional contractors and by individual owners only on the basis of stringent underwriting and construction loan management guidelines. Net construction loans comprised $2,189,613, or 4.3% of the Bank's loan portfolio at March 31, 1998.

      Commercial Real Estate and Other Commercial Loans. In addition to residential real estate loans, the Bank also originates loans secured by commercial real estate. At March 31, 1998, $7,464,541 or 14.7% of the Bank's loan portfolio was secured by commercial properties. The majority of the Bank's commercial real estate loans are secured by improved commercial property such as retail outlets and service establishments. Substantially the Bank's entire commercial real estate loan portfolio is secured by properties located in the Bank's primary market area.

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

      In addition, the Bank has begun to increase its commercial business loan portfolio. At March 31, 1998, such loans amounted to $2,071,625 or 4.1% of the Bank's loan portfolio. Commercial business loans are generally secured by equipment, machinery or other corporate assets. The Bank either requires principals of corporate borrowers to become co-borrowers or the Bank obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

      Consumer Loans. At March 31, 1998, Waldoboro had secured and unsecured consumer loans, which includes loans on deposit accounts, and home equity loans of approximately $4.9 million or 9.7% of the Bank's loan portfolio. The Bank's consumer loans have interest rates that are generally higher than residential mortgage rates. The average life of the Bank's consumer loans is typically less than five years. By maintaining its consumer lending, Waldoboro enhances its ability to maintain a profitable spread between its average loan yield and its cost of funds while at the same time managing its sensitivity to interest rates.

      Loans to One Borrower. Regulations promulgated by the Office of Thrift Supervision (the "OTS") generally limit the permissible amount of loans to one borrower to the greater of 15% of unimpaired capital and surplus or $500,000. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at March 31, 1998, was $769,001. At March 31, 1998, the three largest outstanding balances of loans to any one borrower and related entities were $604,951, $567,055 and $410,675.

Scheduled Loan Maturities

      The following table presents information regarding contractual maturities of Waldoboro's loan portfolio at March 31, 1998. Demand loans are reported as due in one year or less. No prepayment assumptions are utilized for purposes of this table.

                                                           Payment Due in year
                                                             Ended March 31,
                                        Balance at   --------------------------------
                                        March 31,                 2000-
                                           1998        1999       2003       2004+
                                        ----------   --------   --------   ----------

Mortgages - construction                $2,189,613   $454,687   $   ----   $1,734,926
Commercial loans - non real estate       2,071,625    930,022    885,382      256,221

      The following table shows information concerning the type and amount of fixed-rate and adjustable-rate loans in Waldoboro's portfolio that come due after one year.

                                         Loans Due After March 31, 1999
                                       ----------------------------------
                                        With         With
                                        Fixed     Adjustable
                                        Rates       Rates        Total
                                       --------   ----------   ----------

Mortgages - construction               $ 12,578   $1,722,348   $1,734,926
Commercial loans - non real estate      148,642      992,961    1,141,603

Origination, Purchase and Sale of Loans

      The primary lending activity of Waldoboro is the origination of conventional loans secured by first mortgage liens on residential properties, principally single family residences, substantially all of which are located in Lincoln and Knox counties, Maine. At fiscal year end, substantially all of the real estate loans originated were secured by properties in Lincoln and Knox counties. It is anticipated that the recent expansion to Belfast will expand the Bank's lending area to include Waldo County.

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

      The Bank's underwriting standards are guided by a formal written loan policy that is reviewed and approved annually by the board of directors of the Bank (the "Board"). This policy provides that the Loan Committee, which determines whether a borrower has met the required underwriting conditions, approves the loan and the Security Committee, which ensures that the value of the real estate securing the loan is adequate, approves the appraisal. Once approved, the loan must then be ratified by the Board. In the case of a loan made to an officer of the Bank or the Holding Company, the loan must be approved by the Board as well as the Loan Committee and the Security Committee. Waldoboro requires title certification on all first mortgage liens, and the borrower is required to maintain hazard insurance on the security property.

      Waldoboro has purchased loans in previous years and will continue to consider participations from third parties provided the terms are favorable and the loans meet Waldoboro's underwriting standards. The Bank routinely sells certain fixed-rate real estate loans in the secondary market as a means to better match its interest-sensitive assets and liabilities. For the year ended March 31, 1998, the Bank received $3,447,347 in proceeds from the sale of loans. Waldoboro will continue to consider additional sales of its loans in the future, depending on its needs, and the terms available in the market for such transactions.

      Fee Income. In addition to interest earned on loans, Waldoboro realizes fee income from its lending activities, including origination and collection fees for residential loans. Waldoboro also receives loan fees and charges related to existing loans, which include late charges and servicing fees. Net origination fees originally deferred that were recognized as additional interest on loans during fiscal 1998 totaled $47,324. At March 31, 1998, net origination fees deferred to future periods were $64,112.

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

      The remedies available to a lender in the event of a default or delinquency, and the procedures by which such remedies may be exercised, are generally subject to laws and regulations of the jurisdiction where the property is located in the case of mortgage loans, or of the jurisdiction where the lender and/or borrower is situated in the case of unsecured loans. Federal and Maine law generally require notice of default and right to cure and notice of the availability of credit counseling and potential state-provided financial assistance prior to the time a lender commences a legal action or takes possession of Maine residential real estate securing a loan. Management attempts to secure payment with regard to consumer and commercial business loans that become delinquent. Ultimately, if such efforts are unsuccessful, foreclosure and sale of collateral are considered. In the case of unsecured installment and commercial business loans, rather than proceeding to collect by legal action, Waldoboro will often attempt to negotiate a "workout" payment schedule with the borrower over a period that may exceed the original term of the loan.

      Under the OTS classification system, problem assets of insured institutions are classified as "special mention, " "substandard, " "doubtful" or "loss, " depending on the presence of certain characteristics discussed below.

      An asset is considered "special mention" if the asset displays potential weaknesses that deserve close attention by a bank's management and that if uncorrected might result in a deterioration either of the asset's repayment prospects or in the future credit condition of the borrower. Special mention assets do not expose a bank to sufficient risk to warrant adverse classification under the classifications discussed below.

      An asset is considered "substandard" if inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified "doubtful" possess the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that there continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion is deemed uncollectible in whole or in part as to principal and/ or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the company to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgement the loan is well secured and in the process of collection.

      At March 31, 1998, the holding company had $69,570 of accruing loans that were 90 days or more delinquent as compared to no such loans at March 31, 1997 or 1996. Unrecognized interest income on all loans on non-accrual status at March 31, 1998 totaled $17,089.

Nonperforming Assets

                                                                   At March 31,
                                                          ------------------------------
                                                            1998       1997       1996
                                                          --------   --------   --------

Nonperforming loans:
  Mortgage loans in process of foreclosure                $   ----   $   ----   $160,919
  Loans more than 90 days past due and still accruing       69,570       ----       ----
  Nonaccrual loans                                         225,056    145,466    214,419
                                                          ------------------------------

Total nonperforming loans                                  294,626    145,466    375,338

Real estate owned, net                                      70,383     91,823    224,137
                                                          ------------------------------

Total nonperforming assets                                $365,009   $237,289   $599,475
                                                          ==============================

Ratio of nonperforming loans to total loans                  0.58%      0.29%      0.88%
Ratio of nonperforming assets to total assets                0.58%      0.40%      1.10%

      Allowance for Loan Losses. The allowance for loan losses (ALL) is maintained by a provision charged against income at a level that management considers adequate to provide for potential losses. The amount of the provision is based upon management's evaluation of individual loans, past loss experience, current economic conditions, the inherent risk in the loan portfolio and other relevant factors. While management believes the current level is adequate, there can be no assurance that the Bank will not have to increase its provision for loans losses in the future as a result of changing conditions, such as a deterioration in the local economy or an increase in problem loans. In addition, the Bank's primary regulator, The Office of Thrift Supervision, reviews the ALL as part of their routine examinations. The OTS can require additions to the ALL based on their examination findings. At the last OTS examination on November 12, 1997 the examiners deemed the ALL to be adequate.

      An analysis of activity in the allowance for loan losses for the years ended March 31, 1998 and 1997 is provided below.


      Balance, March 31, 1996               $221,356
                                            --------
        Charge-offs - Mortgages              (12,000)
        Charge-offs - Consumer                (8,810)
        Recoveries - Mortgage                   ----
        Recoveries - Consumer                  7,911
                                            --------
        Net charge offs                      (12,899)
        Provision for loan losses             87,000
                                            --------

      Balance, March 31, 1997               $295,457
                                            --------
        Charge-offs - Mortgages                 ----
        Charge-offs - Consumer               (22,429)
        Recoveries - Mortgage                    334
        Recoveries - Consumer                    534
                                            --------
        Net charge offs                      (21,561)
        Provision for loan losses             73,000
                                            --------

      Balance, March 31, 1998               $346,896
                                            ========


      Net charge offs to average loans outstanding

            Year ended March 31, 1997            0.03%
            Year ended March 31, 1998            0.04%

      A breakdown of the allowance for loan losses is shown below.

                                                    1998                     1997
                                           ----------------------   ----------------------
                                                      Percent of               Percent of
                                                       Loans to                 Loans to
                                            Amount    Total Loans    Amount    Total Loans
                                           --------   -----------   --------   -----------

Mortgage loans - residential + const.      $ 65,560      71.4%      $ 45,000      74.1%
Mortgage loans - commercial                 127,810      14.7        109,190      12.8
Other commercial                             30,718       4.1         20,810       2.8
Consumer & other loans                       45,912       9.8         43,500      10.3
General allocation                           76,896      ----         76,957      ----
                                           --------------------------------------------

                                           $346,896     100.0%      $295,457     100.0%
                                           ============================================

Investments

      Federally chartered thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly. At March 31, 1998, 5.9% of the total assets of the Holding Company were investment securities. See Note 2 of the Holding Company's Consolidated Financial Statements included herein by reference.

      Currently, the Bank's debt securities are classified as "held-to-maturity" or "available for sale" in accordance with Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The investment securities classified as "held-to-maturity" are reported in the Bank's financial statements at amortized cost. Investments in a mutual fund of $593,894 and debt securities classified as "available for sale" are carried at market value. The following table sets forth the composition of the Bank's portfolio of investment securities at the dates indicated.

                                                                   At March 31,
                                              -----------------------------------------------------
                                                       1998                        1997
                                              -------------------------   -------------------------
                                              Book Value   Market Value   Book Value   Market Value
                                              ----------   ------------   ----------   ------------

Held to maturity:
Investment securities
  Federal Home Loan Bank Bonds                $  400,000    $  373,734    $  400,000    $  372,000
  U.S. Treasury Obligations                      299,672       298,617       299,109       292,875
  Federal National Mortgage Association
   Bonds                                         250,000       250,000       250,000       246,250
                                              ----------------------------------------------------
Total Investment securities                   $  949,672    $  922,351    $  949,109    $  911,125
                                              ====================================================

Available for sale:
Investment securities:
  U.S.Treasury Obligations                    $  499,329    $  500,467    $  497,578    $  496,960
  U.S. Agency Obligations                      1,048,980     1,049,680       750,000       747,000
                                              ----------------------------------------------------
                                               1,548,309     1,550,147     1,247,578     1,243,960
Mutual Fund                                      595,732       593,894       561,084       564,702
Required investment in Federal Home Loan
 Bank Stock                                      622,000       622,000       622,000       622,000
Other                                               ----          ----        10,000        10,000
                                              ----------------------------------------------------
                                              $2,766,041    $2,766,041    $2,440,662    $2,440,662
                                              ====================================================

      The following table shows the maturities of the Bank's bonds at March 31, 1998 and the weighted average yield on such securities.

                                                   After 1      After 5
                                                   Year but     Years but
                                                    Within       Within
                                  Within 1 Year    5 Years      10 Years    After 10 Years     Total
                                  -------------   ----------   ----------   --------------   ----------

Held to maturity:
U.S. Treasury Obligations
  Book Value                       $  299,672     $     ----   $    ----       $ ----        $  299,672
  Yield                                 4.75%           ----        ----         ----             4.75%
Federal Home Loan Bank Bonds
  Book Value                       $  200,000     $     ----   $ 200,000       $ ----        $  400,000
  Yield                                 3.00%           ----       3.93%         ----             3.47%
Federal National Mortgage
Association Bonds:
  Book Value                       $  250,000     $     ----   $    ----       $ ----        $  250,000
  Yield                                 5.75%           ----        ----         ----             5.75%
                                   --------------------------------------------------------------------
Held to Maturity Total             $  749,672     $     ----   $ 200,000       $ ----        $  949,672
                                   --------------------------------------------------------------------

Available for Sale:
U.S. Treasury Obligations:
  Book Value                       $  499,329     $     ----   $   ----        $ ----        $  499,329
  Yield                                 5.75%           ----       ----          ----             5.75%
Federal Home Loan Bank Bonds
  Book Value                       $     ----     $  798,980   $   ----        $ ----        $  798,980
  Yield                                  ----          6.08%       ----          ----             6.08%
Federal National Mortgage
Association Bonds:
  Book Value                       $     ----     $  250,000   $   ----        $ ----        $  250,000
  Yield                                  ----          6.94%       ----          ----             6.94%
                                   --------------------------------------------------------------------
Available for Sale Total           $  499,329     $1,048,980   $   ----        $ ----        $1,548,309
                                   --------------------------------------------------------------------
Total                              $1,249,001     $1,048,980   $200,000        $ ----        $2,497,981
                                   ====================================================================

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

      At March 31, 1998, money market and savings deposits remained stable while NOW accounts increased $557,771 or 16.1% and certificates of deposit increased $2,475,002 or 9.7%. Demand deposits decreased $49,086 or 2.1%.

      As a member of the FHLB System, the Bank is required to maintain liquid assets at minimum levels that vary from time to time. The Bank's investment portfolio, cash and deposits in other institutions provide not only a source of income but also a source of liquidity to meet lending demands, fluctuations in deposit flows and required liquidity levels. The Bank has periodically used excess liquidity to meet heavy loan demand. The relative mix of investments and loans in the Bank's portfolio is dependent upon the Bank's judgment, from time to time, as to the attractiveness of yields available on loans as compared to available investment yield. The Bank also considers the relative safety of the investment and loans and the liquidity needs of Waldoboro. The Bank's investment portfolio is managed in compliance with the investment policy established by the Board.

      The Bank offers certificate of deposit "specials" and other deposit alternatives that are more responsive to market conditions than the Bank's savings deposits and the longer maturity fixed-rate certificates that have traditionally served as the Bank's primary sources of deposits. Waldoboro's overall variety of deposits has enabled the Bank to be competitive in obtaining funds when necessary and has enabled it to respond with more flexibility to the threat of disintermediation.

      Historically, the Bank has obtained deposits primarily from the areas in Maine immediately surrounding its offices. Management expects to continue obtaining substantially all of its deposits from Knox, Lincoln and Waldo county market areas. It is the Bank's policy not to accept brokered deposits.

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

                                           Year Ended March 31, 1998
                                 ---------------------------------------------
                                                 % of
                                   Average     Average     Interest    Average
                                   Balance     Deposits    Expense      Rate
                                 -----------   --------   ----------   -------

Demand deposits                  $ 2,187,357     4.95     $     ----     ----
NOW Accounts                       3,977,843     9.01         63,365     1.59
Savings                            5,625,718    12.74        164,437     2.92
Money Market deposit accounts      5,022,940    11.37        191,859     3.82
Certificates of deposit           27,352,018    61.93      1,544,788     5.65
                                 ---------------------------------------------
                                 $44,165,876   100.00%    $1,964,449     4.45%
                                 =============================================

                                           Year Ended March 31, 1997
                                 ---------------------------------------------
                                                 % of
                                   Average     Average     Interest    Average
                                   Balance     Deposits    Expense      Rate
                                 -----------   --------   ----------   -------

Demand deposits                  $ 2,113,328     5.08%    $     ----    ----%
NOW Accounts                       3,482,742     8.37         70,486    2.02
Savings                            4,850,950    11.66        135,482    2.79
Money Market deposit accounts      4,884,566    11.74        188,740    3.86
Certificates of deposit           26,255,429    63.15      1,514,948    5.77
                                 ---------------------------------------------
                                 $41,587,015   100.00%    $1,909,656    4.59%
                                 =============================================

      The maturities of certificates of deposit in amounts greater than or equal to $100,000 at March 31, 1998 are set forth in the following table.

                     Maturity               Amount
                  ---------------         ----------

                  0 - 3 months            $  517,090
                  3 - 6 months               876,577
                  6 -12 months               756,606
                  After 12 months            300,889
                                          ----------
                                          $2,451,162
                                          ==========

      The Bank offers a number of investment alternatives to depositors. Interest rates paid and minimum balance requirements for deposits may vary from time to time as determined by the Bank's management, based on prevailing market conditions. Waldoboro's deposit accounts are obtained primarily from the areas immediately surrounding its offices.

      The Bank has offered IRA accounts and intends to continue to do so in the future. At March 31, 1998, $3,026,939 of IRA accounts were on deposit with the Bank.

      Borrowings. Deposits are Waldoboro's primary source of funds for lending activities and other general business purposes. During periods when the supply of lendable funds cannot meet the demand for such activities and purposes, the FHLB system seeks to provide a portion of the funds necessary through advances to its members. Historically, Waldoboro has relied on advances from the FHLB of Boston rather than other sources. Waldoboro has used such advances from the FHLB of Boston as an alternative to deposits when rates are favorable as a means to enhance the Bank's interest rate spread and as a source of lendable funds. Such advances have also been primarily used to fund a portion of the Bank's Adjustable Rate Mortgage portfolio which, by shortening the average maturity of its loan portfolio, makes the Bank less sensitive to future interest rate fluctuations. At March 31, 1998, Waldoboro had $12,190,000 in outstanding advances from the FHLB at a weighted average stated rate of 5.71%.

      Waldoboro also has access to a line of credit approximating $1,157,000 at March 31, 1998, with the FHLB of Boston for short-term borrowing purposes. The Bank did not have any outstanding borrowings under this line of credit at March 31, 1998.

      The Bank intends to continue to fund its mortgage loan commitments with borrowed funds from the FHLB of Boston when the supply of other lendable funds is insufficient or more costly and/or when such borrowings would enhance the Bank's ability to manage its mix of assets and liabilities.

Asset/Liability Management

      The following table sets forth the scheduled repricing or maturity of the Holding Company's financial assets and liabilities at March 31, 1998.

      For purposes of this table no portfolio loans are assumed to prepay before their scheduled maturity date. Also, all NOW, Savings, and Money Market deposit accounts are assumed to reprice or mature in one year. FHLB callable advances are slotted based on there first call date. These assumptions may not be indicative of actual future events.

                                       1 Year        >1 to 2       >2 to 3       >3 to 5      >5 to 10       Over
                                       or Less        Years         Years         Years        Years       10 Years       Total
                                     -----------   -----------   -----------   -----------   ----------   ----------   -----------

Financial Assets (1):
  Mortgage loans & mortgage backed
   securities:
Balloon & adjustable-rate (all
 property types)                     $12,245,970   $ 4,441,309   $ 5,813,092   $ 1,696,603   $3,432,784   $   85,755   $27,715,513
  Fixed-rate 1 - 4 family                 54,034        11,740       148,675       201,326      610,365    6,488,422     7,514,562
  Fixed-rate - other                        ----          ----        70,305          ----         ----      294,137       364,442
Consumer & other loans                 5,601,367       808,526     1,963,526     2,156,103    1,956,383    2,544,117    15,030,022

  Investments & other interest-
   earning assets                      6,940,193       498,180       249,700       499,800      200,000         ----     8,387,873
                                     ---------------------------------------------------------------------------------------------

Total financial assets               $24,841,564   $ 5,759,755   $ 8,245,298   $ 4,553,832   $6,199,532   $9,412,431   $59,012,412
                                     =============================================================================================

Financial Liabilities (1):
  Deposits:
    NOW accounts, Savings and Money
     Market Accounts                  14,838,938          ----          ----          ----         ----         ----    14,838,938
  Certificates of deposit             22,299,337     4,247,336     1,040,439       447,722         ----         ----    28,034,834
FHLB borrowings                        8,975,000          ----     2,000,000          ----    1,000,000      215,000    12,190,000
                                     ---------------------------------------------------------------------------------------------

Total financial liabilities          $46,113,275   $ 4,247,336   $ 3,040,439   $   447,722   $1,000,000   $  215,000   $55,063,772
                                     =============================================================================================

GAP $                                -21,271,711     1,512,419     5,204,859     4,106,110    5,199,532    9,197,431

GAP to total assets %                     -33.76          2.40          8.26          6.52         8.25        14.60

Cumulative GAP $                     -21,271,711   -19,759,292   -14,554,433   -10,448,323   -5,248,791    3,948,640

Cumulative GAP to total assets %          -33.76        -31.36        -23.10        -16.58        -8.33         6.27

--------------------
<F1>  For purposes of this table, financial assets financial assets are defined as all interest earning assets other than FHLB stock. Financial liabilities consist of all interest-bearing liabilities.

Employees

      At March 31, 1998, the Bank had a total of 25 full-time employees and 7 part-time employees, none of whom were represented by collective bargaining units. The Bank offers its employees a variety of training programs designed to enhance their skills. The Bank also provides its full-time employees with a benefits package that includes life, long-term disability and medical insurance, a 401(k) plan and a pension plan. Management of Waldoboro believes that good relations are maintained with its employees.

Service Corporation

      The Bank has one service corporation, First Waldoboro Corporation ("First Waldoboro"). First Waldoboro was originally formed for the purpose of offering certain securities brokerage services. However, management of the Bank subsequently determined not to use First Waldoboro for that purpose, and the service corporation is presently inactive.

      Federal regulations permit the Bank to invest an amount up to 2% of its assets in the capital stock, obligations and other securities of its service corporations. This amount is increased to 3 % if the additional 1% is used primarily for community, inner city or community development purposes. At March 31, 1998, the Bank's direct investment in First Waldoboro was $10,000.

Competition

      Waldoboro faces strong price-oriented competition in the attraction of deposits. Its most direct competition for deposits come from the other thrifts and commercial banks located in its primary market area of Knox, Lincoln and Waldo Counties. The Bank also faces additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank is the fifth in asset size of the 11 SAIF-insured institutions in the state.

      The Bank competes for deposits principally by offering depositors a high level of customer service, combined with a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

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

                  Regulation of Federal Savings Associations

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

      Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended (the "HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's assets on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 20% of an association's assets on the aggregate amount of commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of the HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

      Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate

      QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets,
(b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a domestic building and loan association" as defined in the Internal Revenue Code of 1986. As of March 31, 1998, the Bank had met the Qualified Thrift Lender test in the requisite months and expects to continue to operate as a Qualified Thrift Lender in the future.

      A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any Federal Home Loan Bank and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date that a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding company Act of 1956, as amended (the "BHC Act"). If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from a Federal Home Loan Bank. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

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

      Tangible Capital Requirement. Each savings institution is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In computing tangible capital, intangible assets must, in general, be deducted from an institution's assets and capital, and mortgage servicing rights may be included within certain limitation on amount if the rights satisfy certain requirements. In determining compliance with capital requirements, equity and debt investments in subsidiaries that are not "includable subsidiaries," which term includes subsidiaries engaged solely in activities permissible for a national bank, in activities only as an agent for its customers, or in mortgage-banking activities, are excluded from an institution's assets and capital. At March 31, 1998, the Bank had no investments in or extensions of credit to nonincludable subsidiaries, and its tangible capital amounted to approximately $5,127,000 or 8.15% of its adjusted total assets.

      Core Capital Requirements. Capital requirements also require core capital equal to at least 4% of an institution's adjusted total assets. Core capital is defined similarity to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. At March 31, 1998, the Bank had no supervisory goodwill and the Bank's core capital amounted to approximately $5,127,000 or 8.15% of its adjusted total assets.

      Risk-Based Capital Requirement. Each savings institution is also required to maintain total capital equal to at least 8 % of its risk-weighted assets. Total capital consists of the sum of core capital and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined.

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

      In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80 % loan-to-value ratio and non-qualifying equity investments are each deducted. At March 31, 1998, the Bank had no non-qualifying equity investments, excess land loans or nonresidential construction loans.

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories, which are based on the amount of credit risk associated with that particular class of assets. Assets excluded for purposes of calculating capital are excluded in calculating risk-weighted assets. The risk categories range from 0% for assets such as cash and securities issued by or backed by the full faith and credit of, the U.S. Government to 100% for assets such as consumer loans, repossessed assets or assets more than 90 days past due, and certain equity investments that have the same risk characteristics as foreclosed as determined by the OTS. Qualifying residential mortgage loans and qualifying residential construction loans are assigned a 50% risk weight, while non-qualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio are assigned 100% risk weight.

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

      At March 31, 1998, the Bank's total capital amounted to approximately $5,474,000 or 14.83% of its total risk-weighted assets.

      When determining its compliance with the risk-based capital requirement, a savings institution with "above normal" interest rate risk is required to deduct a portion of its total capital to account for any "above normal" interest rate risk. An institution's interest rate risk is a measure of the potential percentage decline in the economic value of its portfolio equity resulting from a hypothetical 200 basis point increase or decrease in interest rates (whichever change results in the greater decline). A savings association whose measured interest rate risk exceeds 2% would be considered to have "above normal" risk. The amount to be deducted from capital is an amount equal to 50% of its "excess" interest rate risk exposure (the percentage in excess of 2%) multiplied by the estimated economic value of its total assets. While the effective date of the interest rate risk requirement was January 1, 1994, the OTS has indefinitely deferred implementation of the interest rate risk deduction. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions. The Bank remains in compliance with its risk-based capital requirements as would be adjusted by the interest-rate risk component.

      The following table sets forth the various components of the regulatory capital for the Bank at March 31, 1998.

                          Minimum Required           Actual             Excess
                          -----------------    -------------------    ----------

Tangible Capital          1.5%   $  944,000     8.15%   $5,127,000    $4,183,000
Tier 1 (Core) Capital     4.0%   $2,517,000     8.15%   $5,127,000    $2,610,000
Risk-based Capital        8.0%   $2,953,000    14.83%   $5,474,000    $2,521,000

      Dividends. OTS regulations impose limitations on the ability of savings institutions to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach that permits various levels of distributions based primarily upon a savings institution's capital level.

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

      Insurance of Deposits. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of banks and state chartered savings banks.

      Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF- insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF- assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

      The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting bank holding companies to engage in such non-financial activities, the Secretary of the Treasury recommended that the thrift charter be retained. Other legislation has been introduced in Congress to eliminate the federal thrift charter, but the future of such legislation is uncertain.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan that has five phases:

1) Awareness Phase - This phase consists of defining the Year 2000 problem and developing a strategy that encompasses all of the bank's and our vendor's systems. This phase has been completed by the institution.

2) Assessment Phase - This phase consists of assessing the Year 2000 problem and detailing the steps necessary to address the issue. This phase must identify all software, hardware, other miscellaneous items, and customer and vendor interdependencies affected by the Year 2000 issue. This phase also sets a timeline and responsibilities for each section of the plan. While this phase is largely complete management recognizes that other issues could arise that would need to be assessed.

3) Renovation Phase - This phase includes upgrades to hardware and software, system upgrades, vendor certifications, and other associated changes. For those applications handled by an outside vendor management has had ongoing discussions about how they are addressing this issue, and we will continue to monitor their progress. The Holding Company plans on having this phase completed by December 31, 1998.

4) Validation Phase - This phase consists of testing all hardware and software to ensure that it is compatible with our systems. Management will also be testing systems and data files that are supplied by vendors and will monitor their testing on an on-going basis. The Holding Company anticipates having this phase completed by March 31, 1999.

5) Implementation Phase - During the final phase all systems should be certified as Year 2000 compliant. Any systems that fail certification must be addressed and contingency plans must be implemented to ensure continuity. In addition, all new systems and changes to existing systems must be verified as Year 2000 compliant. The Holding Company anticipates completion of this phase by June 30, 1999.

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems or material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at March 31, 1998, the largest commercial loan relationship was $604,951) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank is currently contacting its significant loan customers regarding their Year 2000 status and plans. The Holding Company does not anticipate any material concerns regarding other customers or vendors. It should also be noted that the Bank' regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing year 2000 matters.

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

      Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20% . Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

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

Forward Looking Statements

      Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the

Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Item 2. Description of Property

      The Holding Company neither owns nor leases any real property. It presently uses the premises, equipment and furniture of Waldoboro without direct payment of any rental fees to the Bank. The Bank conducts its business out of its offices in Waldoboro, Rockland and Belfast. The office building in Waldoboro is owned by the Bank and is a modern, full-service facility with ample parking and a convenient location on U.S. Route 1. The Rockland office, opened in May 1995 is a full service branch with ample parking. The facility is located in a high traffic area on U.S. Route 1. The Belfast office which opened May 20, 1998, is leased space, offering full service and is conveniently located on U.S. Route 3.

      The following table sets forth certain information with respect to the Bank's principal executive offices in Waldoboro and Rockland.

          Location                Year Occupied/Opened     Owned(1)
----------------------------      --------------------     --------

Principal Executive Offices               1988             $783,028
1768 Atlantic Highway
P.O. Box 589
Waldoboro, Maine

Rockland Branch Office                    1995             $440,776
73 Camden Street
P.O. Box 669
Rockland, Maine

--------------------
<F1>   Includes the building and land net of depreciation.

Item 3. Legal Proceedings

      From time to time, the Holding Company and the Bank are involved in routine litigation stemming from the operations of the Bank. During the fiscal year ended March 31, 1998, however, there was no material litigation pending to which the Holding Company or the Bank was a party or of which the property of the Holding Company or the Bank was the subject.


Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year ended March 31, 1998, there was no matter that was submitted to a vote of the stockholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      On March 31, 1998, there were 711,960 shares of the Holding Company's Common Stock outstanding held by approximately 395 holders of record. Also at such date, the Holding Company had granted options to purchase 12,246 shares of the Holding Company's Common Stock.

      The following table shows market price information for the Holding Company's Common Stock. The prices set forth below represent the high and low bid prices of the Holding Company's stock during the periods indicated. Such over the counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. The Holding Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "MCBN."

                                                Cash
                                              Dividends
                                              Paid per
   Quarter Ended         High(1)    Low(1)    Share(1)
-------------------      -------    ------    ---------

March 31, 1996           $ 6.67     $ 5.83     $  ----
June 30, 1996              6.67       6.00       0.083
September 30, 1996         6.67       6.00        ----
December 31, 1996          6.33       6.25       0.086

March 31, 1997             6.33       6.33        ----
June 30, 1997              6.50       6.17       0.086
September 30, 1997         9.33       7.00        ----
December 31, 1997         10.83       8.83       0.086

March 31, 1998           $14.00     $12.83     $  ----

--------------------
<F1>  All figures adjusted to reflect 3 for 1 stock split that took effect in
      1998.

      On April 14, 1998 the Holding Company declared a dividend of $.10 per share to Stockholders of record on June 1, 1998 and payable June 30, 1998. See "Regulation - Dividends" for information about the Holding Company's ability to pay dividends.

Item 6. Management's Discussion and Analysis.

      Management's Discussion and Analysis, on Pages 2 through 12 of the 1998 Annual Report to Shareholders for the year ended March 31, 1998, is incorporated herein by reference.


Item 7. Financial Statements.

      See Item 13 for index to Financial Statements which are incorporated by reference from pages F-1 through F-28 of the 1998 Annual Report to Shareholders.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.


PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following information included on pages 4, 5, 7 and 8 of the Holding Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference: "Proposal 1- Election of Directors," "Directors Who Will Continue in Office After the Meeting," "Executive Officers Who Are Not Directors" and "Compliance with Section 16(a) of the Act."


Item 10. Executive Compensation.

      The following information included on pages 6 through 13 of the Proxy Statement is incorporated herein by reference: "The Board of Directors and Its Committees," "Executive Compensation," "Employment Agreement," "Pension Plan," "401(k) Plan," "Stock Option Plan" and "Recognition and Retention Plan."


Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management on Pages 2 and 3 of the Proxy Statement dated June 5, 1998 is incorporated herein by reference


Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions on Page 9 of the Proxy Statement dated June 5, 1998 is incorporated herein by reference.

Item 13. Exhibits.

      A)    1)    The following financial statements, the report thereon and notes thereto, which follow, are incorporated by reference in
                  Item 7 and are incorporated by reference herein from the Holding Company's 1998 Annual Report to Stockholders:

                                                                       Pages in
                                                                    Annual Report
                                                                    -------------

Report of Independent Auditors                                              F-1

Consolidated Balance Sheets, March 31, 1998 and 1997                   F-2--F-3

Consolidated Statements of Income, Years Ended March 31, 1998,
 1997 and 1996                                                              F-4

Consolidated Statements of Changes in Stockholders' Equity, Years
 Ended March 31, 1998, 1997 and 1996                                        F-5

Consolidated Statements of Cash Flows, Years Ended March 31, 1998,
 1997 and 1996                                                         F-6--F-7

Notes to Consolidated Financial Statements                            F-8--F-28


            2) The Holding Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.


Exhibit No.
-----------

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

   13 Annual Report to the Shareholders for the year ended March 31, 1998.

   21 Subsidiaries of Issuer (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996 and incorporated herein by reference).

   23        Consent of Baker Newman & Noyes, L.L.C.

   27 Financial Data Schedules, including restated previously filed Financial Data Schedules.

                                  SIGNATURES
                                  ----------

      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      MID-COAST BANCORP, INC.


June 26, 1998                         By: /s/ WESLEY E. RICHARDSON
                                          -------------------------------------
                                          Wesley E. Richardson, President,
                                          Chief Executive Officer and Treasurer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                               Title                         Date
------------------------------      -----------------------------------      -------------


By: /s/ WESLEY E. RICHARDSON        President, Chief Executive Officer,      June 26, 1998
    --------------------------      Treasurer and Director
        Wesley E. Richardson


By: /s/ WAITE W. WESTON             Director and Chairman                    June 26, 1998
    --------------------------
        Waite W. Weston


By: /s/ ROBERT W. SPEAR             Director and Vice Chairman               June 26, 1998
    --------------------------
        Robert W. Spear


By:                                 Director                                 June 26, 1998
    --------------------------
    Sharon Crowe


By: /s/ DONALD DOLLOFF              Director                                 June 26, 1998
    --------------------------
        Donald Dolloff


By: /s/ SAMUEL COHEN                Director                                 June 26, 1998
    --------------------------
        Samuel Cohen


By:                                 Director                                 June 26, 1998
    --------------------------
    Lincoln Orff