Form 10QSB
period 1998-06-30
MID COAST BANCORP INC
filed 1998-08-14
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.


For the Quarter ended: June 30, 1998           Commission File No. 0-18096


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X    No   ___


      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1998, is 713,015.


Transitional Small Business Disclosure Format:   Yes   ___   No   X


        Page 1 of 16.


                           MID-COAST BANCORP, INC.


                                    Index


PART I      FINANCIAL INFORMATION                                     Page

Item 1:     Consolidated Balance Sheets of Mid-Coast
            Bancorp, Inc. (Unaudited) at June 30, 1998
            and March 31, 1998                                          3

            Consolidated Statements of Income of Mid-Coast
            Bancorp, Inc. (Unaudited), Three Months Ended
            June 30, 1998 and 1997                                      5

            Consolidated Statement of Changes in Stockholders'
            Equity of Mid-Coast Bancorp, Inc. (Unaudited) for
            the period April 1, 1997 to June 30, 1998                   6

            Consolidated Statements of Cash Flows of Mid-Coast
            Bancorp, Inc. (Unaudited), for the Three Months
            Ended June 30, 1998 and 1997                                7

            Notes to the Consolidated Financial Statements
            (Unaudited)                                                 8

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

PART II     OTHER INFORMATION                                          15

SIGNATURES                                                             16


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                          June 30, 1998      March 31, 1998
                                          -------------      --------------
                                           (unaudited)          (audited)

Cash and due from banks                    $ 1,683,106        $ 1,149,870
Interest bearing deposits                      100,979             98,160
Federal funds sold                           1,865,000          2,720,000
                                           ------------------------------

      Cash and cash equivalents              3,649,085          3,968,030

Time deposits                                2,376,000          2,476,000
Investments available for sale,
 at market                                   3,856,050          2,144,041
Held to maturity investment securities
 (Market value $931,675 and $922,351)          949,813            949,672
Investments in Federal Home Loan Bank
 stock                                         734,500            622,000
Loans held for sale                            560,912            353,025

Loans                                       50,983,637         50,624,539
  Less:  Allowance for loan losses             359,436            346,896
         Deferred loan fees                     51,689             64,112
                                           ------------------------------

                                            50,572,512         50,213,531

Bank premises and equipment, net             1,672,398          1,490,827

Other Assets:
Accrued interest receivable:
  Loans                                        269,591            239,689
  Time deposits/Investments                     77,126             58,939
Deferred income taxes                          103,670            100,000
Prepaid expenses and other assets              328,719            329,026
Real estate owned                              158,379             70,383
                                           ------------------------------

      Total other assets                       937,485            798,037
                                           ------------------------------

      Total assets                         $65,308,755        $63,015,163
                                           ==============================

See accompanying notes.


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30, 1998      March 31, 1998
                                          -------------      --------------
                                           (unaudited)          (audited)

Liabilities:
  Deposits:
    Demand deposits                        $ 2,565,254        $ 2,297,644
    NOW accounts                             4,104,357          4,018,629
    Savings                                  6,105,314          5,686,227
    Money market deposit accounts            4,709,752          5,134,082
    Certificates of deposit                 29,611,382         28,034,834
                                           ------------------------------

      Total deposits                        47,096,059         45,171,416

  Advances from the Federal Home
    Loan Bank                               12,440,000         12,190,000
  Accrued expenses and other
   liabilities                                 531,922            313,012
                                           ------------------------------

      Total liabilities                     60,067,981         57,674,428

Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued or
   outstanding                                       0                  0
  Common stock, $1 par value, 1,500,000
   shares authorized; 713,015 Shares
   issued and outstanding (711,960 at
   March 31, 1998)                             713,015            711,960
  Paid-in capital                            1,522,687          1,521,041
  Accumulated other comprehensive
   income (loss)                                (1,821)                 0
  Retained earnings                          3,254,271          3,253,517
  Unearned compensation                       (247,378)          (145,783)
                                           ------------------------------

      Total stockholders' equity             5,240,774          5,340,735
                                           ------------------------------

      Total liabilities and
       stockholders' equity                $65,308,755        $63,015,163
                                           ==============================

See accompanying notes.


                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                   Three Months Ended
                                                        June 30,
                                               --------------------------
                                                  1998            1997
                                                  ----            ----

Interest income:
  Interest on loans                            $1,145,983      $1,093,317
  Interest on investment securities                67,979          52,203
  Other                                            73,736          34,251
                                               --------------------------

      Total interest income                     1,287,698       1,179,771

Interest expense:
  Interest on deposits                            509,317         471,244
  Interest on borrowed money                      193,047         161,406
                                               --------------------------

      Total interest expense                      702,364         632,650
                                               --------------------------

      Net interest income                         585,334         547,121
Provision for losses on loans                      12,000          17,000
                                               --------------------------

      Net interest income after
       provision for loan losses                  573,334         530,121

Non interest income:
  Loan service and other loan fees                 12,045          11,782
  Gain on loans sold                               29,383           1,350
  Other                                            59,696          52,717
                                               --------------------------

      Total non interest income                   101,124          65,849

Non interest expenses:
  Compensation of directors, officers,
   and staff                                      232,873         173,835
  Building occupancy                               24,804          10,956
  Repairs and maintenance                          17,326          11,071
  Depreciation, amortization, and software
   expense                                         59,375          49,121
  Advertising                                      25,774          10,495
  Insurance and bonds                              19,140          18,624
  Legal, audit and examinations                    22,865          17,271
  Taxes (other than income)                        18,351          13,199
  Employee benefits                                16,822          25,473
  Data processing                                  13,434          10,963
  Other                                           110,624          81,818
  Real estate owned                                 5,802           2,776
                                               --------------------------

      Total non interest expenses                 567,190         425,602
                                               --------------------------

Income before income taxes                        107,268         170,368
Income taxes                                       35,365          57,850
                                               --------------------------

Net income                                     $   71,903      $  112,518
                                               ==========================

Earnings per share:
  Basic                                        $     0.10      $     0.16
  Diluted                                      $     0.10      $     0.16
                                               ==========================

See accompanying notes.


                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                For the Period April 1, 1997 to June 30, 1998

                                                                 Accumulated
                                                                    Other
                                                                Comprehensive                                      Total
                                     Common         Paid-in        Income         Retained        Unearned      Stockholders'
                                     Stock          Capital        (Loss)         Earnings      Compensation       Equity
                                     ------         -------     -------------     --------      ------------    -------------

Balance, April 1, 1997              $231,439       $1,469,769      $     0       $3,374,337      $       0       $5,075,545

  Net income                               0                0            0          112,518              0          112,518
  Issuance of 1,144 shares
   of common stock upon
   exercise of options                 1,144           11,476            0                0              0           12,620
  Net change in market value of
   investments available for
   sale, net of taxes                      0                0            0                0              0                0
  Cash Dividends declared
   ($.09 per share)                        0                0            0          (60,194)             0          (60,194)
                                    ---------------------------------------------------------------------------------------

Balance, June 30, 1997               232,583        1,481,245            0        3,426,661              0        5,140,489

  Net income                               0                0            0          363,098              0          363,098
  Unearned compensation                    0                0            0                0       (177,925)        (177,925)
  Compensation earned                      0                0            0                0         32,142           32,142
  Issuance of 4,737 shares
   of common stock upon
   exercise of options                 4,737           39,796            0                0              0           44,533
  Cash dividends declared
   ($.09 per share)                        0                0            0          (61,602)             0          (61,602)
  Stock split effected as
   dividend                          474,640                0            0         (474,640)             0                0
                                    ---------------------------------------------------------------------------------------

Balance, March 31, 1998              711,960        1,521,041            0        3,253,517       (145,783)       5,340,735

  Net income                               0                0            0           71,903              0           71,903
  Other comprehensive loss, net
   of tax:
    Net change in market value
     of investments available
     for sale                              0                0       (1,821)               0              0           (1,821)
  Comprehensive income                                                                                               70,082

  Unearned compensation                    0                0            0                0       (109,630)        (109,630)
  Compensation earned                      0                0            0                0          8,035            8,035
  Issuance of 1,055 shares
   of common stock upon
   exercise of options                 1,055            1,646            0                0              0            2,701
  Cash dividends declared
   ($.10 per share)                        0                0            0          (71,149)             0          (71,149)
                                    ---------------------------------------------------------------------------------------

Balance, June 30, 1998              $713,015       $1,522,687      $(1,821)      $3,254,271      $(247,378)      $5,240,774
                                    =======================================================================================

See accompanying notes.


                           MID-COAST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                              ----------------------------
                                                  1998             1997
                                                  ----             ----

Cash flows from operating activities:
  Net income                                  $    71,903      $   112,518
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation, amortization, and
     accretion                                     29,028           30,213
    Provision for losses on loans                  12,000           17,000
    Gain on sale of loans                         (29,383)          (1,350)
    Deferred fees                                  (1,021)             490
    (Gain)\Loss on sale of Real Estate Owned        4,285            2,151
    Loans originated for sale                  (1,250,309)         (52,535)
    Proceeds from sales of loans                1,071,805          118,885
    Increase\Decrease in other assets             (50,514)         (57,827)
    Increase other liabilities                    218,910           37,608
                                              ----------------------------

  Net cash provided by operating activities        76,704          207,153

Cash flows from investing activities:
  Loan originations and repayments, net          (502,619)        (650,358)
  Net decrease in time deposits                   100,000          198,000
  Investment and mortgage-backed securities:
    Purchases                                  (2,626,642)        (258,689)
    Proceeds from sales, maturities and
     repayments                                   800,000          500,000
  Purchases of property and equipment            (214,733)         (19,026)
  Proceeds from sale of real estate owned          51,780           89,672
                                              ----------------------------

  Net cash used by investing activities        (2,392,214)        (140,401)

Cash flows from financing activities:
  Net increase in certificates
   of deposits                                  1,576,548          844,912
  Net increase in demand, NOW, savings
   and money market deposit accounts              348,095         (634,194)
  FHLB Advances                                 3,500,000        2,000,000
  FHLB Advances paid                           (3,250,000)      (1,500,000)
  Dividends paid in cash                          (71,149)         (60,194)
  Sale of common stock                              2,701           12,620
  Acquisition of shares for stock award
   plan                                          (109,630)               0
                                              ----------------------------

  Net cash provided by financing activities     1,996,565          663,144
                                              ----------------------------

Net increase\(decrease) in cash and cash
 equivalents                                     (318,945)         729,896

Cash and cash equivalents, at beginning
 of period                                      3,968,030        3,135,910
                                              ----------------------------

Cash and cash equivalents, at end
 of period                                     $3,649,085       $3,865,806
                                               ===========================

See accompanying notes.


                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1998

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

      Amounts presented in the consolidated financial statements as of March 31, 1998 were derived from audited consolidated financial statements.

2.    Dividends Paid

      The Board of Directors of the Company declared a cash dividend of $.10 for each share of common stock, which was payable on June 30, 1998 to shareholders of record on June 1, 1998.

3.    Investments Available for Sale

      If significant, unrealized gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

4.    Stock Award Plan

      During the first quarter, the Company acquired an additional 9,021 shares of common stock, for future use under the Company's Recognition and Retention Plan. The cost of this stock is recorded in unearned compensation as a component of stockholders' equity. Once awarded, the stock vests over five years and the unearned compensation is amortized as compensation expense during the vesting period.

6.    Reporting Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company has adopted SFAS No. 130 effective for the current quarter.

7.    Stock Split

      The Company's Board of Directors declared a three-for-one stock split on March 31, 1998 to stockholders of record on March 2, 1998; per share data for all prior periods has been restated to reflect this stock split.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998 the Bank completed a three-for-one stock split and as of June 30, 1998 had 713,015 shares outstanding.

      The Bank had total assets of $65.3 million as of June 30, 1998. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and two branches located in Rockland and Belfast, Maine. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

      The Bank considers its primary market area to be located in Waldoboro and Rockland including the surrounding communities in Knox and Lincoln counties, Maine. Additionally, with the newest branch in Belfast the Bank's market area will be expanding into Belfast and the surrounding communities in Waldo county, Maine.

      The Bank's business strategy is to operate as a well-capitalized and profitable community bank dedicated to financing loans secured by residential and commercial real estate, enabling borrowers to refinance, construct or improve property. The Bank has implemented this strategy by:
(i) closely monitoring the needs of customers and providing quality service;
(ii) originating residential mortgage loans, construction loans, commercial real estate loans, consumer loans, and by offering checking accounts and other financial services and products; (iii) focusing on expanding the volume of the Bank's commercial real estate and commercial lending activities to serve the needs of the small business community; and (iv) focusing on expanding the volume of the Bank's mortgage loan servicing portfolio.

       The Company's results of operations in recent years reflect the Bank's efforts to restructure its balance sheet to expand its commercial loans, commercial real estate loans and commercial transactional deposit relationships. From this strategy, the Bank anticipates its non-interest income will increase. Like most financial institutions, Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields on interest-earning assets and rates paid on interest-bearing liabilities (known as the interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

      The Bank and the entire financial services industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates on money market funds and other competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry and the availability and cost of funds, and loan refinancing in response to declining interest rates. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of loans and investments, investment returns and borrowings.

      Mid-Coast Bancorp, Inc. is headquartered at 1768 Atlantic Highway in Waldoboro, Maine, (207) 832-7521. The Company's stock trades on the Nasdaq SmallCap Market under the symbol "MCBN."

Financial Condition

      Total assets increased $2,293,592 or 3.6% to $65.3 million for the quarter ended June 30, 1998 from $63.0 million at March 31, 1998. The growth in assets is primarily due to an increase deposits and FHLB advances, which were used to fund the purchase of investments and originate loans.
The increase in investments available for sale is primarily due to management's investment of excess cash from increased deposits and loan prepayments that were not immediately needed to fund loan growth. The Bank anticipates that during the remainder of the fiscal year, a portion of the investments available for sale will be redeployed to fund the origination of loans.

      Loans increased $359,098 from $50.6 million at March 31, 1998 to $51.0 million at June 30, 1998. The increase in loans is primarily related to increases in the Bank's commercial loan portfolio, specifically, commercial mortgages increased $517,282 or 6.9% and Small Business Administration (SBA) loans increased $167,101 or 454%. The increase was partially offset by a decrease in mortgage loans of $125,000. Typically, commercial mortgages provide a higher yield than residential mortgages, and at June 30, 1998 the yield on commercial mortgages was 9.97% compared to 8.57% for residential mortgages.

      At June 30, 1998 total liabilities increased $2,393,553 or 4.2% from $57.7 million at March 31, 1998 to $60.1 million at June 30, 1998.
Interest bearing deposits increased $1,657,033 or 3.9% and non-interest bearing deposits increased $267,610 or 11.6%, primarily due to the opening of the new branch in Belfast and competitive market rates paid on certificates of deposit. To that end, the Bank's marketing effort remains directed toward enhancing market presence. This is achieved by focusing on specific products, especially the Bank's core deposits such as retail and commercial checking accounts and certificate of deposit "specials". Management believes that growth can continue to be achieved and the overall cost of funds can be lowered by concentrating on building relationships through core deposit growth.

      At June 30, 1998 total stockholders' equity decreased $99,461 or 1.9% to $5,240,774 compared to $5,340,735 at March 31, 1998. The decrease is primarily due to the purchase of additional Company stock for the Recognition and Retention Plan and the payment of a cash dividend. As of June 30, 1998 the Company had acquired all the stock authorized under the plan. This decrease is partially offset by the Bank's first quarter net income.

Asset Quality and Allowance for Loan Losses

      At March 31, 1998 and June 30, 1998 loans contractually past due 90 days or more amounted to $294,626 or 0.58% of loans and $328,398 or 0.64% of loans, respectively. Nonaccrual of interest on these loans totaled $17,089 at March 31, 1998 as compared to $6,356 at June 30, 1998. At March 31, 1998, the Bank had $69,570 of accruing loans, which were 90 days or more delinquent as compared to $201,256 at June 30, 1998.

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion is deemed uncollectible in whole or in part as to principal and/or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Bank to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgment the loan is well secured and in the process of collection.

      Total non performing assets, including real estate owned (REO), totaled $365,009 or 0.58% of total assets at March 31, 1998 compared to $486,777 or 0.75% of total assets at June 30, 1998. The total at June 30, 1998 is represented by five loans and 1 REO property. Despite the increase, management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

      The allowance for loan losses amounted to $346,896 at March 31, 1998 compared to $359,436 at June 30, 1998. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. At June 30, 1998 the Bank's allowance for loan losses as a percentage of total loans was 0.71% compared to 0.69% at March 31, 1998.

                            RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

Net Income

      Mid-Coast recorded net income for the three months ended June 30, 1998 of $71,903 or $0.10 per share (fully diluted) compared to $112,518 or $0.16 per share (fully diluted) for the three months ended June 30, 1997. The Company's return on average equity (ROE) for the current quarter was 6%, as compared to a ROE of 10% for the quarter ending June 30, 1997. The decrease in net income is a direct result of an increase in non-interest expenses totaling $141,588, consisting primarily of costs related to the Bank's expansion to Belfast.

Interest Income

      Total interest income for the three months ended June 30, 1998 was $1.3 million as compared to $1.2 million for the three months ended June 30, 1997. Interest on loans increased $52,666 or 4.8% compared to the same quarter last year. This increase is primarily due to increases in the average balances of commercial loans that increased $511,216 or 33.4%, and commercial mortgages that increased $1,521,123 or 24.0%. These increases are directly related to management's focus on increasing the Bank's commercial lending presence in mid-coast Maine, through active solicitation of local businesses. The Bank anticipates, as it continues to restructure its balance sheet, that the average balances of commercial real estate and commercial loans will increase.

      Interest on investment securities increased $15,776 or 30.2% from $52,203 for the three months ended June 30, 1997 to $67,979 for the three months ended June 30, 1998, primarily due to increases in the average balance of the Bank's investment portfolio of $1,311,414 or 36.5%. Management's investment strategy continues to focus on increasing yield in the investment portfolio through purchases of callable agency bonds. In addition, the Bank uses Federal Home Loan Bank advances to fund investments and loans as a means to augment interest income.

      Interest on other investments increased $39,485 or 115.2% primarily due to increases in the average balance of time deposits of $1,437,736, or 155.0%, and Federal Funds sold of $1,263,901 or 93.0%.

Interest Expense

      Total interest expense for the three month period ended June 30, 1998 increased $69,714 or 11.0% to $702,364 compared to $632,650 for the same period in the previous fiscal year. The increase is primarily due to increases in the average balance of deposits and Federal Home Loan Bank borrowings of $2,836,420 or 6.7% and $2,340,934 or 21.7%, respectively.
This increase in interest bearing liabilities was primarily used to fund the Bank's growth in loans and the investment portfolio, while maintaining a level cost of funds. At June 30, 1998 the cost of funds was 4.77% as compared to 4.79% at June 30, 1997.

Net Interest Income

      Net interest income, before provision for loan losses, increased $38,213 or 7.0% to $585,334 for the quarter ended June 30, 1998, as compared to $547,121 for the same quarter in the previous year. The increase is primarily the result of an increase in the average balance of commercial loans and an increase in the volume of Fed Funds sold and Time Deposits, which was partially offset by the increased interest expense related to the average balances of deposits and borrowings. The Bank's net interest margin was 3.78% for the quarter ending on June 30, 1998 as compared to 3.86% at June 30, 1997.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses during the three month period ended June 30, 1998, decreased, to $12,000 as compared to $17,000 for
the same period last year.   While the provision decreased the Bank's
allowance for loan losses as a percentage of total loans increased. At June 30, 1998 the allowance for loan losses as a percentage of total loans was 0.71% compared to 0.62% at June 30, 1997.

Non Interest Income

      Total non-interest income for the three month period ended June 30, 1998 increased $35,275 or 53.6%, from $65,849 for the three months ended June 30, 1997 to $101,124 for the three months ended June 30, 1998, primarily from the gain on the sale of loans to the secondary market. The Bank generally sells a portion of the FHLMC conforming fixed rate loans it originates, depending on market conditions and the interest rate environment. The Bank recently became an SBA approved lender and generally sells the guaranteed portion of the SBA loans it originates. During the quarter, the Bank sold several SBA loans, resulting in non-interest income of $20,269. The Bank anticipates that SBA loan sales will continue to be a source of non-interest income. The increase in fees and charges is primarily related to increases in deposit volume, rather than rate increases.

Non Interest Expenses

      Total non-interest expenses increased by $141,588 or 33.3% to $567,190 for the three month period ended June 30, 1998, as compared to $425,602 for the same period in the previous fiscal year. The increases in non-interest expense consisted of increases in compensation and other expenses related to the Bank's recent expansion to Belfast, expenses associated with the Bank's stock award program and regular scheduled salary increases. Additionally, increases occurred in depreciation and amortization, advertising and miscellaneous other expenses, consisting of shareholder services, utilities, postage, office supplies and training, connected with the Bank's expansion to Belfast. The Bank anticipates that non interest expenses may increase in the future as a result of the Bank's expansion and the opening of new offices.

Asset/Liability Management

      The goal of the Bank's asset/liability policy is to manage its exposure to interest rate risk. The principal focus of the Bank's strategy has been to reduce its exposure to interest rate fluctuations by matching more closely the effective maturities and repricing dates of its assets and
liabilities.   Currently the Bank's liabilities are more rate sensitive than its assets. As such, the Bank has concentrated on maintaining a high percentage of adjustable rate loans in its residential, commercial, and commercial real estate portfolios. In addition, the Bank utilizes Federal Home Loan Bank advances to control the repricing of a segment of its liabilities.

      During the past year the interest rate environment remained relatively stable, which allowed the Bank to maintain a fairly consistent interest rate spread. However, in a declining interest rate environment the Bank's interest rate spread would increase because liabilities would be repricing faster than assets for the same period. In contrast, in a rising rate environment the spread would decrease resulting in an adverse effect on the Bank's net interest income.

Liquidity and Capital Resources

      On June 30, 1998, the Holding Company's stockholders' equity was $5,240,774 or 8.02% of total assets compared to $5,340,735 or 8.48% at March 31, 1998.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At June 30, 1998, Waldoboro's liquidity ratio was approximately 14.24%, compared to 13.37% at June 30, 1997.

      The minimum capital standards set by the OTS have three components:
(1) tangible capital; (2) leverage ratio or "core" capital; and (3) risk-based capital. The tangible capital requirement is 1.5% and the leverage ratio or "core" capital requirement is 3% of an institution's adjusted total assets. The risk-based capital requirement is 8% of risk-weighted assets. The institution is also subject to the capital requirements outlined under the FDIC Improvement Act that requires Tier 1 (Core) Capital of 4.0%. The amount of an institution's risk-weighted assets is determined by assigning a "risk-weighted" value to each of the institution's assets. Under the regulations, the "risk-weighting" of a particular type of assets depends upon the degree of credit risk that is deemed to be associated with that type of asset.

      At June 30, 1998, Waldoboro had tangible capital of $5,204,000 or 7.97% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,563,000 or 14.69% of risk-weighted assets at June 30, 1998.

Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan to address this issue which has five phases:

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

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems and that it does not anticipate any material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at June 30, 1998, the largest commercial loan relationship approximated $554,000) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank is currently contacting its significant loan customers regarding their Year 2000 status and plans. The Holding Company does not anticipate any material concerns regarding other customers or vendors. It should also be noted that the Bank' regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing year 2000 matters.

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


                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended June 30, 1998.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

                                       MID-COAST BANCORP, INC.



Date  August 10, 1998                  /s/ Wesley E. Richardson
                                                (Signature)
                                       Wesley E. Richardson
                                       President and Treasurer