Form 10QSB
period 1998-09-30
MID COAST BANCORP INC
filed 1998-11-16
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.

For the Quarter ended: September 30, 1998          Commission File No. 0-18096


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

      The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1998, is 714,509

Transitional Small Business Disclosure Format:    Yes  [ ]      No  [X]

        Page 1 of 18.

                           MID-COAST BANCORP, INC.

                                    Index


PART I      FINANCIAL INFORMATION                                         Page

Item 1:     Consolidated Balance Sheets of Mid-Coast Bancorp,
            Inc. (Unaudited) at September 30, 1998 and March 31, 1998       3

            Consolidated Statements of Income of Mid-Coast Bancorp,
            Inc. (Unaudited), Three Months and Six Months Ended
            September 30, 1998 and 1997                                    5

            Consolidated Statement of Changes in Stockholders'
            Equity of Mid-Coast Bancorp, Inc. (Unaudited) for the
            period April 1, 1997 to September 30, 1998                     6

            Consolidated Statements of Cash Flows of Mid-Coast
            Bancorp, Inc. (Unaudited), for the Six Months Ended
            September 30, 1998 and 1997                                    7

            Notes to the Consolidated Financial Statements (Unaudited)     8

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II     OTHER INFORMATION                                             17

SIGNATURES                                                                18

                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                 (unaudited)

                                              September 30, 1998      March 31, 1998
                                              ------------------      --------------

Cash and due from banks                          $ 1,684,001           $ 1,149,870
Interest bearing deposits                            131,966                98,160
Federal funds sold                                 6,380,000             2,720,000
                                                 ---------------------------------

      Cash and cash equivalents                    8,195,967             3,968,030

Time deposits                                      2,475,000             2,476,000
Investments available for sale, at market          2,949,399             2,144,041
Held to maturity investment securities
 (Market value $731,773 and $922,351)                749,953               949,672
Investments in Federal Home Loan Bank stock          734,500               622,000
Loans held for sale                                  576,671               353,025

Loans                                             53,014,224            50,624,539
  Less:  Allowance for loan losses                   369,416               346,896
         Deferred loan fees                           55,417                64,112
                                                 ---------------------------------

                                                  52,589,391            50,213,531

Bank premises and equipment, net                   1,731,229             1,490,827

Other Assets:
Accrued interest receivable:
  Loans                                              269,422               239,689
  Time deposits/Investments                           71,609                58,939
Deferred income taxes                                101,561               100,000
Prepaid expenses and other assets                    343,792               329,026
Real estate owned                                    158,379                70,383
                                                 ---------------------------------

      Total other assets                             944,763               798,037
                                                 ---------------------------------

      Total assets                               $70,946,873           $63,015,163
                                                 =================================

See accompanying notes.

                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (unaudited)

                                            September 30, 1998      March 31, 1998
                                            ------------------      --------------

Liabilities:
  Deposits:
    Demand deposits                            $ 3,681,606            $ 2,297,644
    NOW accounts                                 5,279,782              4,018,629
    Savings                                      7,319,118              5,686,227
    Money market deposit accounts                4,763,737              5,134,082
    Certificates of deposit                     31,294,561             28,034,834
                                               ----------------------------------

      Total deposits                            52,338,804             45,171,416

  Advances from the Federal Home Loan Bank      12,940,000             12,190,000
  Accrued expenses and other liabilities           356,098                313,012
                                               ----------------------------------

      Total liabilities                         65,634,902             57,674,428

Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued or
   outstanding                                           0                      0
  Common stock, $1 par value, 1,500,000
   shares authorized; 714,509 Shares
   issued and outstanding (711,960
   at March 31, 1998)                              714,509                711,960
  Paid-in capital                                1,527,930              1,521,041
  Accumulated other comprehensive income
   (loss)                                            7,577                      0
  Retained earnings                              3,301,298              3,253,517
  Unearned compensation                           (239,343)              (145,783)
                                               ----------------------------------

      Total stockholders' equity                 5,311,971              5,340,735
                                               ----------------------------------

      Total liabilities and stockholders'
       equity                                  $70,946,873            $63,015,163
                                               ==================================

See accompanying notes.

                           MID-COAST BANCORP, INC
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                            Three Months Ended                Six Months Ended
                                                September 30,                   September 30,
                                         --------------------------      --------------------------
                                            1998            1997            1998            1997
                                            ----            ----            ----            ----

Interest income:
  Interest on loans                      $1,133,638      $1,120,283      $2,279,621      $2,213,600
  Interest on investment securities          73,725          50,655         141,704         102,858
  Interest on time deposits                  36,216          14,084          71,480          27,766
  Interest on fed funds sold                 61,030          36,138          96,569          55,387
  Other                                       1,575           1,296           4,508           2,616
                                         ----------------------------------------------------------

      Total interest income               1,306,184       1,222,456       2,593,882       2,402,227

Interest expense:
  Interest on deposits                      529,424         482,762       1,038,741         954,006
  Interest on borrowed money                184,001         170,718         377,048         332,124
                                         ----------------------------------------------------------

      Total interest expense                713,425         653,480       1,415,789       1,286,130
                                         ----------------------------------------------------------

      Net interest income                   592,759         568,976       1,178,093       1,116,097
Provision for loan losses                    18,000          15,000          30,000          32,000
                                         ----------------------------------------------------------

      Net interest income after
       provision for loan losses            574,759         553,976       1,148,093       1,084,097

Non interest income:
  Loan service and other loan fees           13,183          11,260          25,228          23,042
  Gain on loans sold                         40,408          16,132          69,791          17,482
  Other                                      51,749          50,592         111,445         103,309
                                         ----------------------------------------------------------

      Total non interest income             105,340          77,984         206,464         143,833

Non interest expenses:
  Compensation of directors, officers,
   and staff                                227,354         189,762         460,227         363,597
  Building occupancy                         23,654           9,795          48,458          20,751
  Repairs and maintenance                    30,475           7,228          47,801          18,299
  Depreciation, amortization, and
   software expense                          62,927          42,278         122,302          91,399
  Advertising                                29,526          10,296          55,300          20,791
  Insurance and bonds                        18,871          18,597          38,011          37,221
  Legal, audit and examinations              35,993          16,042          58,858          33,313
  Taxes (other than income)                  15,560          12,292          33,911          25,491
  Employee benefits                          18,535          24,597          35,357          50,070
  Data processing                            14,858          16,284          28,292          27,247
  Other                                     116,943          97,077         227,567         178,895
  Real estate owned                           1,709               0           7,511           2,776
                                         ----------------------------------------------------------

      Total non interest expenses           596,405         444,248       1,163,595         869,850
                                         ----------------------------------------------------------

Income before income taxes                   83,694         187,712         190,962         358,080
Income taxes                                 36,668          61,357          72,033         119,207
                                         ----------------------------------------------------------

Net income                               $   47,026      $  126,355      $  118,929      $  238,873
                                         ==========================================================

Earnings per share:
  Basic                                  $     0.07      $     0.18      $     0.17      $     0.34
  Diluted                                $     0.07      $     0.18      $     0.17      $     0.34
                                         ==========================================================

See accompanying notes.

                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

             For the Period April 1, 1997 to September 30, 1998

                                                            Accumulated
                                                               Other
                                                           Comprehensive                                    Total
                                  Common        Paid-in        Income       Retained       Unearned      Stockholders'
                                  Stock         Capital        (Loss)       Earnings     Compensation       Equity
                                  ------        -------    -------------    --------     ------------    -------------

Balance, April 1, 1997           $231,439      $1,469,769      $    0      $3,374,337      $       0      $5,075,545

  Net income                            0               0           0         238,873              0         238,873
  Issuance of 1,552 shares of
   common stock upon exercise
   of options                       1,552          14,140           0               0              0          15,692
  Net change in market value of
   investments available for
   sale, net of taxes                   0               0       7,433               0              0           7,433
  Cash Dividends declared
   ($.09 per share)                     0               0           0         (60,194)             0         (60,194)
                                 -----------------------------------------------------------------------------------

Balance, September 30, 1997       232,991       1,483,909       7,433       3,553,016              0       5,277,349

  Net income                            0               0           0         236,743              0         236,743
  Unearned compensation                 0               0           0               0       (177,925)       (177,925)
  Compensation earned                   0               0           0               0         32,142          32,142
  Issuance of 4,329 shares of
   common stock upon exercise
   of options                       4,329          37,132           0               0              0          41,461
  Net change in market value of
   investments available for
   sale, net of taxes                   0               0      (7,433)              0              0          (7,433)
  Cash dividends declared
   ($.09 per share)                     0               0           0         (61,602)             0         (61,602)
  Stock split effected as
   dividend                       474,640               0           0        (474,640)             0               0
                                 -----------------------------------------------------------------------------------

Balance, March 31, 1998           711,960       1,521,041           0       3,253,517       (145,783)      5,340,735

  Net income                            0               0           0         118,929              0         118,929
  Other comprehensive income,
   net of tax:
  Net change in market value of
   investments available for
   sale                                 0               0       7,577               0              0           7,577
                                                                                                          ----------
  Comprehensive income                                                                                       126,506
  Unearned compensation                 0               0           0               0       (109,630)       (109,630)
  Compensation earned                   0               0           0               0         16,070          16,070
  Issuance of 2,549 shares of
   common stock upon exercise
   of options                       2,549           6,889           0               0              0           9,438
  Cash dividends declared
   ($.10 per share)                     0               0           0         (71,148)             0         (71,148)
                                 -----------------------------------------------------------------------------------

Balance, September 30, 1998      $714,509      $1,527,930      $7,577      $3,301,298      ($239,343)     $5,311,971
                                 ===================================================================================

See accompanying notes.

                         MID-COAST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            Six Months Ended
                                                              September 30,
                                                       --------------------------
                                                         1998             1997
                                                         ----             ----

Cash flows from operating activities:
  Net income                                         $   118,929      $   238,873
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation, amortization, and accretion             40,761           47,667
    Provision for losses on loans                         30,000           32,000
    Gain on sale of loans                                (69,791)         (17,482)
    Deferred fees                                          6,148              792
    Loss on sale of Real Estate Owned                      4,285            2,151
    Loans originated for sale                         (3,216,421)      (1,091,567)
    Proceeds from sales of loans                       3,062,566        1,174,049
    Increase\Decrease in other assets                    (62,634)           8,132
    Increase other liabilities                            43,086           22,210
                                                     ----------------------------

  Net cash provided/(used) by operating activities       (43,071)         416,825

Cash flows from investing activities:
  Loan originations and repayments, net               (2,541,226)        (834,426)
  Net decrease in time deposits                            1,000                0
  Investment and mortgage-backed securities:
    Purchases                                         (3,706,544)        (517,469)
    Proceeds from sales, maturities and repayments     3,000,646          510,000
  Purchases of property and equipment                   (280,696)         (26,199)
  Proceeds from sale of real estate owned                 51,780           89,672
                                                     ----------------------------

  Net cash used by investing activities               (3,475,040)        (778,422)

Cash flows from financing activities:
  Net increase in certificates of deposits             3,259,727        2,049,557
  Net increase in demand, NOW, savings
   and money market deposit accounts                   3,907,661          274,336
  FHLB Advances                                        4,000,000        2,000,000
  FHLB Advances paid                                  (3,250,000)      (2,000,000)
  Dividends paid in cash                                 (71,148)         (60,194)
  Sale of common stock                                     9,438           15,692
  Acquisition of shares for stock award plan            (109,630)               0
                                                     ----------------------------

  Net cash provided by financing activities            7,746,048        2,279,391
                                                     ----------------------------

Net increase in cash and cash equivalents              4,227,937        1,917,794

Cash and cash equivalents, at beginning of period      3,968,030        3,135,910
                                                     ----------------------------

Cash and cash equivalents, at end of period          $ 8,195,967      $ 5,053,704
                                                     ============================

See accompanying notes.

                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                             September 30, 1998

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

2.    Dividends Paid

The Board of Directors of the Company declared a cash dividend of $.10 for each share of common stock, which was paid on June 30, 1998 to shareholders of record on June 1, 1998. In addition, the Board declared a cash dividend in October, 1998 of $.10 per share of common stock which is payable on December 31, 1998 to shareholders of record on December 1, 1998.

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

5.    Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company has adopted SFAS No. 130 effective for the current quarter. Comprehensive income for the six months ended September 30, 1997 was $246,306.

6.    Stock Split

The Company's Board of Directors declared a three-for-one stock split on March 31, 1998 to stockholders of record on March 2, 1998; per share data for all prior periods has been restated to reflect this stock split.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998 the Bank completed a three-for-one stock split and as of September 30, 1998 had 714,509 shares outstanding.

      The Bank had total assets of $70.9 million as of September 30, 1998. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson, and Rockland, Maine. The Jefferson location recently opened in October. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

      The Bank considers its primary market area to be located in Belfast, Rockland and Waldoboro, including the surrounding communities in Knox, Lincoln, and Waldo counties, Maine. Additionally, with the newest branch in Jefferson, the Bank's market area will be expanding in Jefferson and the surrounding communities in Lincoln county, Maine.

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

Comparison of Financial Condition at September 30, 1998
 and March 31, 1998

      Total assets increased $7,931,710 or 12.6% to $70.9 million for the quarter ended September 30, 1998 from $63.0 million at March 31, 1998. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments and originate loans. The increase in federal funds sold is primarily due to management's investment of excess cash from increased deposits and loan prepayments that were not immediately
needed to fund loan growth.   The Bank anticipates that during the remainder
of the fiscal year, a portion of its short term investments will be redeployed to fund the origination of loans. If deposit growth continues to outpace loan growth, management will evaluate paying off some borrowings.

      Loans increased $2,389,685 from $50.6 million at March 31, 1998 to $53.0 million at September 30, 1998. The Bank experienced loan growth in its commercial, residential, and consumer loan portfolios. Commercial mortgages increased $1,068,494 or 14.3% and Small Business Administration
(SBA) loans increased $141,943 or 386%. Residential mortgage loans increased $636,798 or 1.8% and consumer loans increased by $256,733 or 5.2%. Typically, commercial mortgages provide a higher yield than residential mortgages, and at September 30, 1998 the yield on commercial mortgages was 9.47% compared to 8.47% for residential mortgages.

      At September 30, 1998, total liabilities increased $7,960,474 or 13.8% from $57.7 million at March 31, 1998 to $65.6 million at September 30, 1998.
  Interest bearing deposits increased $5,783,426 or 13.5% and non-interest-bearing deposits increased $1,383,962 or 60.2%, primarily due to the opening of our new branch in Belfast and growth at our Rockland location. The Bank's marketing effort remains directed toward enhancing market presence. This is achieved by focusing on specific products, especially the Bank's core deposits such as retail and commercial checking accounts and certificate of deposit "specials." Management believes that growth can be achieved and the overall cost of funds can be lowered by concentrating on building relationships through core deposit growth.

At September 30, 1998, total stockholders' equity decreased $28,764 or 0.54% to $5,311,971 compared to $5,340,735 at March 31, 1998. The decrease is primarily due to the purchase of additional Company stock for the Recognition and Retention Plan ("RRP") and the payment of a cash dividend. The Company has now acquired all the stock authorized under the RRP. This decrease is partially offset by the Bank's fiscal year net income.

Asset Quality and Allowance for Loan Losses

At March 31, 1998 and September 30, 1998 loans contractually past due 90 days or more totaled $294,626 or 0.58% of loans and $148,678 or 0.28% of loans, respectively. Nonaccrual of interest on these loans totaled $17,089 at March 31, 1998 as compared to $8,662 at September 30, 1998. At March 31, 1998, the Bank had $69,570 of accruing loans, which were 90 days or more delinquent as compared to $27,006 at September 30, 1998. Management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

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

      Total non-performing assets, including real estate owned (REO), totaled $365,009 or 0.58% of total assets at March 31, 1998 compared to $307,057 or 0.43% of total assets at September 30, 1998.

      The allowance for loan losses amounted to $346,896 at March 31, 1998 compared to $369,416 at September 30, 1998. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. At September 30, 1998 the Bank's allowance for loan losses as a percentage of total loans was 0.70% compared to 0.69% at March 31, 1998.

                            RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Net Income

      Mid-Coast recorded net income for the three months ended September 30, 1998 of $47,026 or $0.07 per share (fully diluted) compared to $126,355 or $0.18 per share (fully diluted) for the three months ended September 30, 1997. The Company's return on average equity (ROE) for the current quarter was 3.5%, as compared to a ROE of 9.6% for the quarter ending September 30, 1997. The decrease in net income is a direct result of an increase in non-interest expenses totaling $152,157, consisting primarily of costs related to the Bank's expansion to Belfast, increased advertising, and additional employees.

Interest Income

      Total interest income for the three months ended September 30, 1998 was $1.3 million as compared to $1.2 million for the three months ended September 30, 1997. Interest on loans increased $13,355 or 1.2% compared to the same quarter last year. This increase is primarily due to increases in the average balances of commercial loans; however, this was partially offset
by declining interest rates on the entire portfolio.   The commercial loan
portfolio increased $533,164 or 34.1%, and commercial mortgages increased $1,651,464 or 25.7%. These increases are directly related to management's focus on increasing the Bank's commercial lending presence in mid-coast Maine, through active solicitation of local businesses. The Bank anticipates as it continues to restructure its balance sheet that the average balances of commercial real estate and commercial loans will increase. The decline in interest rates was a result of the global economic turmoil that led investors to seek the safety of U.S. treasury debt. This in turn drove down the rates paid on US Treasury bonds. In addition, the Federal Reserve Bank lowered the targeted federal funds rate by 50 basis points over the quarter, which led to a decline in the prime rate of 50 basis points.

      Interest on investment securities increased $23,070 or 45.5% from $50,655 for the three months ended September 30, 1997 to $73,725 for the three months ended September 30, 1998, primarily due to increases in the average balance of the Bank's investment portfolio of $1,615,000 or 47.4%. Management's investment strategy continues to focus on increasing yield in the investment portfolio through purchases of callable and bullet agency bonds. In addition, the Bank uses Federal Home Loan Bank advances to fund investments and loans as a means to augment interest income.

      Interest on Time Deposits and Federal Funds sold increased $22,132 and $24,892, respectively, primarily due to increases in the average balances. The average balances of Time Deposits and Federal Funds increased by $1,433,000 and $1,571,000, respectively.

Interest Expense

      Total interest expense for the three month period ended September 30, 1998 increased $59,945 or 9.2% to $713,425 compared to $653,480 for the same period in the previous fiscal year. The increase is primarily due to increases in the average balance of deposits and Federal Home Loan Bank borrowings of $4,499,000 or 10.6% and $1,956,000 or 17.4%, respectively.
This increase in interest bearing liabilities was primarily used to fund the Bank's growth in loans and the investment portfolio, while maintaining a level cost of funds. At September 30, 1998, the cost of funds was 4.68% as compared to 4.76% at September 30, 1997.

Net Interest Income

      Net interest income, before provision for loan losses, increased $23,783 or 4.2% to $592,759 for the quarter ended September 30, 1998, as compared to $568,976 for the same quarter in the previous year. The increase is primarily the result of an increase in the average balance of commercial loans and an increase in the volume of Fed Funds sold and Time Deposits, which was partially offset by the increased interest expense related to the increase in average balances of deposits and borrowings. The Bank's net interest margin was 3.71% for the quarter ending on September 30, 1998 as compared to 3.88% at September 30, 1997.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses during the three month period ended September 30, 1998, increased to $18,000, as compared to $15,000 for the same period last year.

Non-Interest Income

      Total non-interest income for the three month period ended September 30, 1998 increased $27,356 or 35.1%, from $77,984 for the three months ended September 30, 1997 to $105,340 for the three months ended September 30, 1998, primarily from the gain on the sale of loans to the secondary market.
 The Bank generally sells the Federal Home Loan Mortgage Corp. (FHLMC) conforming fixed rate loans it originates. In addition, the Bank recently became a Small Business Administration (SBA) approved lender and generally sells the guaranteed portion of the SBA loans it originates. During the quarter, the Bank sold several FHLMC and SBA loans, resulting in non-interest income of $32,808 and $7,600, respectively. The increase in fees and charges is primarily related to increases in deposit volume, rather than rate increases.

Non-Interest Expenses

      Total non-interest expenses increased by $152,157 or 34.2% to $596,405 for the three-month period ended September 30, 1998, as compared to $444,248 for the same period in the previous fiscal year. The increases in non-interest expense consisted of increases in compensation and other expenses related to the Bank's recent expansion to Belfast, and expenses associated with the Bank's stock award program. Additionally, increases occurred in depreciation and amortization, advertising and miscellaneous other expenses, consisting of shareholder services, utilities, postage, office supplies and training, connected with the Bank's expansion to Belfast. While the recent opening of our branch in Jefferson will further impact operating expenses, management has embarked on a cost savings program. All discretionary items are being reviewed to determine which expenses can be lowered and which can be held to current levels.

Six Months Ended September 30, 1998 and 1997

Net Income

      Mid-Coast reported net income of $118,929 or $0.17 per share for the six months ended September 30, 1998, compared to $238,873 or $0.34 per share for the six months ended September 30, 1997. During the period, the Bank recorded an increase in net interest income, before provision for loan losses, of $61,996 or 5.6%, and an increase in total non-interest income of $62,631 or 43.5%. Total non-interest expense increased $293,745 or 33.8%, primarily due to the expenses associated with opening the Bank's new office in Belfast.

Interest Income

      Total interest income for the six months ended September 30, 1998 increased $191,655 or 8% as compared to the same period in the previous fiscal year. Interest on loans increased $66,021 or 3% primarily due to increases in the average balances of mortgage, commercial and consumer loans. Interest on investment securities increased $38,846 or 37.8%, due to the increased balance of the investment portfolio. Interest on Time Deposits and Federal Funds sold increased $43,714 and $41,182, respectively, primarily due to increased balances. The average balances of Time Deposits and Federal Funds increased by $1,433,000 and $1,571,000, respectively.

Interest Expense

      Total interest expense for the six-month period ended September 30, 1998 increased $129,659 or 10.1%. Interest expense on borrowed money increased $44,924 or 13.5% and interest on deposits increased $84,735 or 8.9%. Interest expense increased due to an increase in balances of deposit accounts and borrowings. The Bank's strategy remains focused on reducing the average cost of funds on deposits and borrowings. This is accomplished through a combination of increased transaction account balances, Certificate of Deposit "specials" and borrowings at rates more favorable than available in the market place.

Net Interest Income

      Total net interest income for the six months ended September 30, 1998 increased $61,996 or 5.6%. This increase is primarily the result of increases in the average balances of mortgage, commercial and consumer loans, which is partially offset by increased interest expense associated with increases in average balances of deposit accounts and Federal Home Loan Bank advances.

Provisions for Loan Losses

      The Bank's provision for loan losses during the three month period ended September 30, 1998, decreased to $30,000 as compared to $32,000 for
the same period last year.   While the provision decreased slightly, the
Bank's allowance for loan losses as a percentage of total loans increased. At September 30, 1998, the allowance for loan losses as a percentage of total loans was 0.70% compared to 0.64% at September 30, 1997.

Non-Interest Income

      Non-interest income for the six months ended September 30, 1998 increased $62,631 or 43.5%, compared to the same period in the previous fiscal year. Increases occurred in all categories of Non-Interest income; however, gains on loans sold represented the majority of the gain, increasing $52,309 or 299%. This gain was driven by an increase in the number of loans sold on the secondary market and by the sale of SBA loans. Over the six-month period, gains on the sale of mortgage loans totaled $41,922, while gains on the sale of SBA loans totaled $27,869.

Non-Interest Expenses

      Non-interest expenses for the six-month period ended September 30, 1998 increased $293,745 or 33.8% as compared to the same period in the previous fiscal year. This increase in non-interest expenses primarily resulted from costs associated with the Bank's recent expansion to Belfast.

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

      Up until the past quarter, the interest rate environment was in a period of relative stability, which allowed the Bank to maintain a fairly consistent interest rate spread. However, during the last quarter there was a decline in interest rates, which resulted in a relatively flat yield curve. A continued flat yield curve could cause a decline in the net interest margin, which would negatively impact earnings. Typically, in a declining interest rate environment the Bank's interest rate spread would increase because liabilities would be repricing faster than assets for the same period. In contrast, in a rising rate environment, the spread would decrease resulting in an adverse effect on the Bank's net interest income.

Liquidity and Capital Resources

      On September 30, 1998, the Holding Company's stockholders' equity was $5,311,971 or 7.49% of total assets compared to $5,340,735 or 8.48% at March 31, 1998.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time; depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At September 30, 1998, Waldoboro's liquidity ratio was approximately 22%, compared to 17% at September 30, 1997.

      The minimum capital standards set by the OTS have three components:
(1) tangible capital; (2) leverage ratio or "core" capital; and (3) risk-based capital. The tangible capital requirement is 1.5% and the leverage ratio or "core" capital requirement is 3% of an institution's adjusted total assets. The risk-based capital requirement is 8% of risk-weighted assets. The institution is also subject to the capital requirements outlined under the FDIC Improvement Act that requires Tier 1 (Core) Capital of 4%. The amount of an institution's risk-weighted assets is determined by assigning a "risk-weighted" value to each of the institution's assets. Under the regulations, the "risk-weighting" of a particular type of asset depends upon the degree of credit risk that is deemed to be associated with that type of asset.

      At September 30, 1998, Waldoboro had tangible capital of $5,260,000 or 7.42% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had total risk-based capital of $5,629,000 or 14.06% of risk-weighted assets at September 30, 1998.

Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan to address this issue which has five phases. The Company has substantially completed the first three phases and is currently working on the validation phase. The following is a brief synopsis of each phase:

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

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems and that it does not anticipate any material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at September 30, 1998, the largest commercial loan relationship approximated $600,000) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank is currently contacting its significant loan customers regarding their Year 2000 status and plans. The Holding Company does not anticipate any material concerns regarding other customers. The Company also relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the progress of their year 2000 efforts. In addition, the Company has developed a contingency plan in case any systems are not operational after the year 2000. This plan will be continually reviewed and revised to address all critical systems. It should also be noted that the Bank' regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing year 2000 matters.

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

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended September 30, 1998.

Item 2.  Changes in Securities.

      None.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On July 15, 1998, at the Annual Meeting of Shareholders of Mid-Coast Bancorp, Inc. Wesley E. Richardson was elected a Director for a term of three years and until his respective successor is appointed. The vote for the director was as follows:

                                       FOR             WITHHELD
                                       ---             --------

      Wesley E. Richardson            591,976            8,922

      Samuel Cohen, Lincoln O. Orff, Ronald E. Dolloff, Waite Weston, Robert Spear and Sharon Crowe are continuing as Directors following said meeting.

      In addition, the shareholders also voted to ratify at the annual meeting the appointment of Baker, Newman & Noyes as the Company's independent auditors for the 1999 fiscal year. The vote ratifying the appointment of the independent auditors was:

            FOR               598,876
            AGAINST             1,698
            ABSTAIN               324

Item 5.  Other Information.

      On August 11, 1998 George Seaver and Peter Van Alstine were elected to the Board of Directors of the Bank and Mid-Coast. The addition of Messrs. Seaver and Alstine brings each Board to nine members.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits required by Item 601 of Regulation S-B.

            (27) Financial Data Schedule*

            *  Submitted only with filing in electronic format.

      (b)  Reports on Form 8-K.

      None.

                                 SIGNATURES

      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MID-COAST BANCORP, INC.



Date  November 13, 1998                /s/ Wesley E. Richardson
                                                (Signature)
                                           Wesley E. Richardson
                                           President and Treasurer