Form 10QSB
period 1998-12-31
MID COAST BANCORP INC
filed 1999-02-16
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.


For the Quarter ended: December 31, 1998         Commission File No. 0-18096


                           MID-COAST BANCORP, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)


            Delaware                             01-0454232
---------------------------------            -------------------
  (State or other jurisdiction                 I.R.S. Employer
of incorporation or organization)            Identification No.)


   1768 Atlantic Highway, PO Box 589
            Waldoboro, Maine                             04572
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---  ---

      The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998, is 715,257.


                           MID-COAST BANCORP, INC.


                                    Index


PART I   FINANCIAL INFORMATION                                         Page

Item 1:  Consolidated Balance Sheets of
         Mid-Coast Bancorp, Inc. (Unaudited)
         at December 31, 1998 and March 31, 1998                          3

         Consolidated Statements of Income of
         Mid-Coast Bancorp, Inc. (Unaudited),
         Three Months and Nine Months  Ended
         December 31, 1998 and 1997                                       5

         Consolidated Statement of Changes in Stockholders'
         Equity of Mid-Coast Bancorp, Inc (Unaudited)
         for the period April 1, 1997 to December 31, 1998                6

         Consolidated Statements of Cash Flows of
         Mid-Coast Bancorp, Inc. (Unaudited),
         for the Nine Months Ended December 31, 1998 and 1997             7

         Notes to the Consolidated Financial Statements (Unaudited)       8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

PART II  OTHER INFORMATION                                               17

SIGNATURES                                                               18


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                 (unaudited)

                                                          December 31, 1998     March 31, 1998
                                                          -----------------     --------------

Cash and due from banks                                      $ 1,634,156         $ 1,149,870
Interest bearing deposits                                        115,044              98,160
Federal funds sold                                             2,665,000           2,720,000
                                                             -------------------------------

      Cash and cash equivalents                                4,414,200           3,968,030

Time deposits                                                  2,673,000           2,476,000
Investments available for sale, at market                      4,504,585           2,144,041
Held to maturity investment securities
(Market value $190,297 and $922,351)                             200,000             949,672
Investments in Federal Home Loan Bank stock                      734,500             622,000
Loans held for sale                                              630,377             353,025

Loans                                                         55,497,399          50,624,539
  Less:  Allowance for loan losses                               388,750             346,896
         Deferred loan fees                                       54,363              64,112
                                                             -------------------------------

                                                              55,054,286          50,213,531

Bank premises and equipment, net                               1,762,293           1,490,827

Other Assets:
Accrued interest receivable:
  Loans                                                          268,084             239,689
  Time deposits/Investments                                       67,880              58,939
Deferred income taxes                                            107,280             100,000
Income tax receivable                                             14,908                   0
Prepaid expenses and other assets                                346,454             329,026
Real estate owned                                                158,379              70,383
                                                             -------------------------------

      Total other assets                                         962,985             798,037
                                                             -------------------------------

      Total assets                                           $70,936,226         $63,015,163
                                                             ===============================


See accompanying notes.


                           MID-COAST BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (unaudited)

                                                          December 31, 1998     March 31, 1998
                                                          -----------------     --------------
Liabilities:
  Deposits:
    Demand deposits                                          $ 3,597,897         $ 2,297,644
    NOW accounts                                               5,969,835           4,018,629
    Savings                                                    7,474,340           5,686,227
    Money market deposit accounts                              5,031,649           5,134,082
    Certificates of deposit                                   31,093,444          28,034,834
                                                             -------------------------------

      Total deposits                                          53,167,165          45,171,416

  Advances from the Federal Home
   Loan Bank                                                  12,190,000          12,190,000
  Accrued expenses and other liabilities                         259,963             313,012

      Total liabilities                                       65,617,128          57,674,428

Stockholders' equity:
  Preferred stock, $1 par value, 500,000
   shares authorized; none issued or outstanding                       0                   0
  Common stock, $1 par value, 1,500,000
   shares authorized; 715,257 Shares
   issued and outstanding (711,960 at March 31, 1998)            715,257             711,960
  Paid-in capital                                              1,529,988           1,521,041
  Accumulated other comprehensive
   income (loss)                                                   1,702                   0
  Retained earnings                                            3,303,459           3,253,517
  Unearned compensation                                         (231,308)           (145,783)
                                                             -------------------------------

      Total stockholders' equity                               5,319,098           5,340,735
                                                             -------------------------------

      Total liabilities and stockholders' equity             $70,936,226         $63,015,163
                                                             ===============================


See accompanying notes.


                           MID-COAST BANCORP, INC
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          Three Months Ended             Nine Months Ended
                                                             December 31,                  December 31,
                                                       -------------------------     -------------------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----

Interest income:
  Interest on loans                                    $1,167,118     $1,129,002     $3,442,953     $3,342,602
  Interest on investment securities                        54,061         49,860        195,765        152,718
  Interest on time deposits                                36,826         21,069        108,306         48,835
  Interest on mortgage backed securities                   10,332              0         14,118              0
  Interest on federal funds sold                           64,285         55,687        160,854        111,074
  Other                                                     2,342          2,387          6,850          5,003
                                                       -------------------------------------------------------

      Total interest income                             1,334,964      1,258,005      3,928,846      3,660,232

Interest expense:
  Interest on deposits                                    539,478        515,520      1,578,219      1,469,526
  Interest on borrowed money                              167,235        153,160        544,283        485,284
                                                       -------------------------------------------------------

      Total interest expense                              706,713        668,680      2,122,502      1,954,810
                                                       -------------------------------------------------------

      Net interest income                                 628,251        589,325      1,806,344      1,705,422
Provisions for loan losses                                 19,000         18,000         49,000         50,000
                                                       -------------------------------------------------------

      Net interest income after
       provision for loan losses                          609,251        571,325      1,757,344      1,655,422

Non interest income:
  Loan service and other loan fees                         13,295         10,773         38,523         33,815
  Gain on loans sold                                       44,948         19,740        114,739         37,222
  Other                                                    53,346         48,339        164,791        151,648
                                                       -------------------------------------------------------

      Total non interest income                           111,589         78,852        318,053        222,685

Non interest expenses:
  Compensation of directors, officers, and staff          250,319        190,222        710,546        553,819
  Building occupancy                                       23,644          9,930         72,102         30,681
  Repairs and maintenance                                  28,303         14,888         76,104         33,187
  Depreciation, amortization, and software expense         61,798         51,583        184,100        142,982
  Advertising                                              28,716          8,488         84,016         29,279
  Insurance and bonds                                      19,262         18,109         57,273         55,330
  Legal, audit and examinations                            29,575         22,399         88,433         55,712
  Taxes (other than income)                                18,601         11,582         52,512         37,073
  Employee benefits                                        19,288         15,368         54,645         65,438
  Data processing                                          15,951         11,506         44,243         38,753
  Other                                                   110,654         91,813        338,221        270,708
  Real Estate Owned                                         1,333          5,822          8,844          8,598
                                                       -------------------------------------------------------

      Total non interest expenses                         607,444        451,710      1,771,039      1,321,560
                                                       -------------------------------------------------------

Income before income taxes                                113,396        198,467        304,358        556,547
Income taxes                                               39,718         68,946        111,751        188,153
                                                       -------------------------------------------------------

Net income                                             $   73,678     $  129,521     $  192,607     $  368,394
                                                       =======================================================

Earnings per share:
  Basic                                                     $0.10          $0.18          $0.27          $0.53
  Diluted                                                   $0.10          $0.18          $0.27          $0.52
                                                       =======================================================


See accompanying notes


MID-COAST BANCORP, INC
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

For the Period April 1, 1997 to December 31, 1998

                                                                      Accumulated
                                                                  Other Comprehensive                                  Total
                                            Common     Paid-in          Income          Retained      Unearned     Stockholders'
                                            Stock      Capital          (Loss)          Earnings    Compensation      Equity
                                           -------------------------------------------------------------------------------------

Balance, April 1, 1997                     $231,439   $1,469,769        $     0        $3,374,337    $       0      $5,075,545

  Net income                                      0            0              0           368,394            0         368,394
  Other comprehensive income, net of tax:
    Net change in market value of
     investments available for sale               0            0          5,837                 0            0           5,837
                                                                                                                    ----------
  Comprehensive income                                                                                                 374,231

  Acquisition of shares of stock award
   plan                                                                                               (177,925)     $ (177,925)
  Compensation earned                                                                                   17,219      $   17,219
  Issuance of 5,549 shares
   of common stock upon
   exercise of options                        5,549       48,228              0                 0            0          53,777

  Cash Dividends declared
   ($.52 per share)                               0            0              0          (121,796)           0        (121,796)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 1997                  236,988    1,517,997          5,837         3,620,935     (160,706)      5,221,051

  Net income                                      0            0              0           107,222            0         107,222
  Other comprehensive income, net of tax:
    Net change in market value of
     investments available for sale               0            0         (5,837)                0            0          (5,837)
                                                                                                                    ----------
  Comprehensive income                                                                                                 101,385

  Acquisition of shares for stock award
   plan                                           0            0              0                 0            0               0
  Compensation earned                             0            0              0                 0       14,923          14,923
  Issuance of 322 shares
   of common stock upon
   exercise of options                          322        3,044              0                 0            0           3,376
  Stock split effected as dividend          474,640            0              0          (474,640)           0               0
                                           -----------------------------------------------------------------------------------

Balance, March 31, 1998                     711,960    1,521,041              0         3,253,517     (145,783)      5,340,735

  Net income                                      0            0              0           192,607            0         192,607
  Other comprehensive income, net of tax:
    Net change in market value of
     investments available for sale               0            0          1,702                 0            0           1,702
                                                                                                                    ----------
  Comprehensive income                                                                                                 194,309

  Acquisition of shares for stock award
   plan                                           0            0              0                 0     (109,630)       (109,630)
  Compensation earned                             0            0              0                 0       24,105          24,105
  Issuance of 3,297 shares
   of common stock upon
   exercise of options                        3,297        8,947              0                 0            0          12,244
  Cash dividends declared
   ($.20 per share)                               0            0              0          (142,665)           0        (142,665)
                                           -----------------------------------------------------------------------------------

Balance, December 31, 1998                 $715,257   $1,529,988        $ 1,702        $3,303,459    ($231,308)     $5,319,098
                                           ===================================================================================


See accompanying notes.



                           MID-COAST BANCORP, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                Nine Months Ended
                                                                  December 31,
                                                           ---------------------------
                                                              1998            1997
                                                              ----            ----

Cash flows from operating activities:
  Net income                                               $   192,607     $   238,873
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation, amortization, and accretion                   81,734          47,667
    Provision for losses on loans                               49,000          32,000
    Gain on sale of loans                                     (114,739)        (17,482)
    Deferred fees                                               19,100             792
    Loss on sale of Real Estate Owned                            4,285           2,151
    Loans originated for sale                               (5,535,930)     (1,091,567)
    Proceeds from sales of loans                             5,373,317       1,174,049
    Decrease/(increase) in other assets                        (77,868)          8,132
    Increase other liabilities                                 (53,049)         22,210
                                                           ---------------------------

      Net cash provided/(used) by operating activities         (61,543)        416,825

Cash flows from investing activities:
  Loan originations and repayments, net                     (5,024,067)       (834,426)
  Net increase in time deposits                               (197,000)              0
  Investment and mortgage-backed securities:
    Purchases                                               (6,016,214)       (517,469)
    Proceeds from sales, maturities and repayments           4,324,124         510,000
  Purchases of property and equipment                         (386,608)        (26,199)
  Proceeds from sale of real estate owned                       51,780          89,672
                                                           ---------------------------

      Net cash used by investing activities                 (7,247,985)       (778,422)

Cash flows from financing activities:
  Net increase in certificates
   of deposits                                               3,058,610       2,049,557
  Net increase in demand, NOW, savings
   and money market deposit accounts                         4,937,139         274,336
  FHLB Advances                                              5,500,000       2,000,000
  FHLB Advances paid                                        (5,500,000)     (2,000,000)
  Dividends paid in cash                                      (142,665)        (60,194)
  Sale of common stock                                          12,244          15,692
  Acquisition of shares for stock award plan                  (109,630)              0
                                                           ---------------------------

      Net cash provided by financing activities              7,755,698       2,279,391
                                                           ---------------------------

Net increase in cash and cash equivalents                      446,170       1,917,794

Cash and cash equivalents, at beginning of period            3,968,030       3,135,910
                                                           ---------------------------

Cash and cash equivalents, at end of period                $ 4,414,200     $ 5,053,704
                                                           ===========================


See accompanying notes.


                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              December 31, 1998


1.    Financial Statements
      --------------------

      The accompanying consolidated financial statements include the accounts of Mid-Coast Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, The Waldoboro Bank, F.S.B. (the "Bank"). The accounts of the Bank include its wholly owned subsidiary, The First Waldoboro Corporation. Such consolidated financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included, and all such adjustments are of a normal and recurring nature.

      Amounts presented in the consolidated financial statements as of March 31, 1998 were derived from audited consolidated financial statements.

2.    Dividends Paid
      --------------

      The Board of Directors of Mid-Coast Bancorp, Inc. declared a cash dividend of $.10 for each share of common stock, which was payable on December 31, 1998 to shareholders of record on December 1, 1998.

3.    Investments Available For Sale
      ------------------------------

      Unrealized gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

4.    Stock Award Plan
      ----------------

      The Company maintains a Recognition and Retention Plan for officers and directors. The cost of acquiring this stock is recorded in unearned compensation as a component of stockholder's equity. Once awarded, the stock vests over five years and the unearned compensation is amortized as compensation expense during the vesting period.

5.    Stock Split
      -----------

      The Company's Board of Directors declared a three-for-one split on March 31, 1998 to stockholders of record on March 2, 1998; per share date for all prior periods has been restated to reflect this stock split.

6.    Comprehensive Income
      ---------------------

      The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" in its first fiscal quarter. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.


Forward Looking Statements

      Certain statements contained herein are not based on historical facts and are "forward looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period of periods, or by the use of forward-looking terminology, such as, "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, this financial and securities markets and the availability of and costs associated with sources of liquidity.

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


                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998, the Bank, which completed a three-for-one stock split and as of December 31, 1998, had 715,257 shares outstanding.

      The Bank had total assets of $70.9 million as of December 31, 1998. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson and Rockland, Maine. The Jefferson location recently opened in October, 1998. The Bank received its federal charter on August 9, 1983, and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

      The Bank considers its primary market area to be located in Belfast, Rockland and Waldoboro, including the surrounding communities in Knox, Lincoln and Waldo counties, Maine. Additionally, with the newest branch in Jefferson, the Bank's market area will be expanding in Jefferson and the surrounding communities in Lincoln county, Maine.

      The Bank's business strategy is to operate as a well-capitalized and profitable community bank dedicated to financing loans secured by residential and commercial real estate, enabling borrowers to refinance, construct or improve property. The Bank has implemented this strategy by;
(i) closely monitoring the needs of customers and providing quality service;
(ii) originating residential mortgage loans, construction loans, commercial real estate loans, consumer loans, and by offering checking accounts and other financial services and products; (iii) focusing on expanding the volume of the Bank's commercial real estate and commercial lending activities to serve the needs of the small business community; and (iv) focusing on expanding the volume of the Bank's mortgage loan servicing portfolio.

      From this strategy, the Bank anticipates its interest and non-interest income will increase. Like most financial institutions, Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields on interest-earning assets and rates paid on interest-bearing liabilities (known as the interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

      The Bank and the entire financial services industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates on money market funds, the stock market, other competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry, and loan refinancing in response to declining interest rates. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of loans and investments, investment returns and borrowings.

      Mid-Coast Bancorp, Inc. is headquartered at 1768 Atlantic Highway in Waldoboro, Maine, (207) 832-7521. The Company's stock trades on the Nasdaq SmallCap Market under the symbol "MCBN."


Comparison of Financial Condition at December 31, 1998 and March 31, 1998.

      Total assets increased $7,921,063 or 12.6% to $70.9 million for the quarter ended December 31, 1998, from $63.0 million at March 31, 1998. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments and originate loans.

      Loans, including loans available for sale, increased $5,150,212 from $51.0 million at March 31, 1998, to $56.1 million at December 31, 1998. The Bank experienced loan growth in its commercial, residential, and consumer loan portfolios resulting from the Bank's new branches. Commercial mortgage loans increased $2,061,737 or 27.6% and Small Business Administration (SBA) loans increased by $113,097 or 308%. Residential mortgage loans increased $2,112,424 or 5.9% and consumer loans increased by $187,100 or 4.7%. Typically, commercial mortgages provide a higher yield than residential mortgages, and at December 31, 1998, the yield on commercial mortgages was 9.15% compared to 8.02% for residential mortgages.

      Investments, including Time Deposits, increased $1.8 million from $5.6 million at March 31, 1998, to $7.4 million at December 31, 1998. Time Deposits increased $197,000 or 8.0% and Investments available for sale increased $2,360,544 or 110%. The increases in the average balance of the investment portfolio is based upon management's determination to maximize yield on deposit growth not currently used to fund loans. These increases were partially offset by a decrease of $749,672 or 79% in investments held to maturity, which is primarily due to management's determination to reduce this investment category by letting these investments mature without replacement.

      At December 31, 1998, total liabilities increased $7,972,700 or 13.8% from $57.7 million at March 31, 1998, to $65.6 million at December 31, 1998. Demand deposits (non-interest bearing deposits) increased $1.3 million or 56.6%; NOW, savings and Money Market Accounts increased $3.6 million or 24.5% and Certificates of deposits increased $3.1 million or 10.9%, due to growth in Belfast, Rockland and the opening of our new branch in Jefferson. The Bank's marketing efforts remain directed toward enhancing market presence. This goal is met by focusing on the growth of specific products, namely core deposits, such as, retail and commercial checking accounts, and to a lesser extent Certificates of deposit. Management believes that core deposit relationships are fundamental to the Bank's growth and play an important role in reducing the overall cost of funds. Compared to March 31, 1998, the Bank's cost of funds has been reduced by 43 basis points.

      At December 31, 1998, total stockholders' equity decreased $21,637 or 0.41% to $5,319,098 compared to $5,340,735 at March 31, 1998. The decrease is primarily due to the purchase of additional Company stock for the Recognition and Retention Plan ("RRP") and the payment of two cash dividends. The Company has now acquired all the stock authorized under the RRP. This decrease is partially offset by the Bank's fiscal year net income.

Asset Quality and Allowance for Loan Losses

      At March 31, 1998, and December 31, 1998, loans contractually past due 90 days or more totaled $294,626 or 0.58% of loans and $250,575 or 0.45% of loans, respectively. Non-accrual of interest on these loans totaled $17,089 at March 31, 1998, as compared to $11,371 at December 31, 1998. At March 31, 1998, the Bank had $69,570 or accruing loans, which were 90 days or more delinquent as compared to $127,174 at December 31,1998. Management does not believe these loans materially affect the overall quality of the Bank's loan portfolio.

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion, is deemed uncollectible in whole or in part as to principal and/or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Bank to generally place all loans that are 90 days or more past due on non-accrual status, unless in management's judgment, the loan is well secured and in the process of collection.

      Total non-performing assets, including real estate owned (REO), totaled $365,009 or 0.58% of total assets at March 31, 1998, compared to $536,310 or 0.76% of total assets at December 31, 1998.


      The allowance for loan losses amounted to $346,896 at March 31, 1998, compared to $388,750 at December 31, 1998. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses. The Bank's allowance for loan losses as a percentage of total loans was 0.70% at December 31, 1998, and 0.69% at March 31, 1998.


                            RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 and 1997

Net Income

      Mid-Coast recorded net income for the three months ended December 31, 1998 of $73,678 or $0.10 cents per share (fully diluted) compared to $129,521 or $0.18 cents per share (fully diluted) for the three months ended December 31, 1998. The Company's return on average equity (ROE) for the current quarter was 5.5%, as compared to a ROE of 9.9% for the quarter ending December 31, 1997. The decrease in net income is a direct result of an increase in non-interest expenses totaling $155,734; consisting primarily of costs related to the Bank's recent branch expansion to Belfast and Jefferson, Maine.

Interest Income

      Total interest income for the three months ended December 31, 1998 increased $76,959 or 6.1% compared to the same period last year. This increase is primarily due to increases in the average balances of loans, investments, including Time deposits and Federal Funds. These increases were partially offset by declining interest rates effecting the entire portfolio. The real estate mortgage loan portfolio increased $2,742,581 or 7.8%, commercial loans increased $3,499,150 or 38.7%. The increase in lending is effected by two primary factors; management focus on increasing the Bank's commercial lending presence in Mid-Coast Maine and the Federal Reserve Bank lowering the targeted federal funds rate by 75 basis points over the quarter, which led to a decline in the prime rate.

      Interest on investment securities increased $14,533 or 29.2% from $49,860 for the three months ended December 31, 1997 to $64,393 for three months ended December 31, 1998, primarily due to increases in the average balance of the Bank's investment portfolio of $989,402 or 26.6%. Management's investment strategy continues to focus on increasing yield through purchases of callable and bullet agency bonds and U.S. Treasuries. In addition, the Bank uses Federal Home Loan Bank advances to fund investments and loans as a means to augment interest income.

      Interest on Time Deposits and Federal Funds sold increased $15,757 and $8,598, respectively, for the three-month period compared to the same period last year, primarily due to increases in the average balances. The average balances of Time Deposits and Federal Funds increased by $1,115,087 and $1,166,573, respectively.

Interest Expense

      Total interest expense for the three month period ended December 31, 1998 increased $38,033 or 5.7% compared to the same period in the previous year. The increase is primarily due to increases in the average balance of deposits and Federal Home Loan Bank borrowings of $6,549,536 or 14.1% and $2,000,000 or 19.6%, respectively. The increase in interest bearing liabilities was partially generated by the Bank's recent branch expansion into the communities of Belfast and Jefferson, Maine, and continued growth of the Bank's Rockland branch. These funds were primarily used to fund the Bank's growth in loans and the investment portfolio, while reducing the Bank's cost of funds. At December 31, 1998, the cost of funds was 4.36% as compared to 4.73% at December 31, 1997.

Net Interest Income

      Net interest income, before provision for loan losses, increased $38,926 or 6.6% for the period ended December 31, 1998, as compared to the same period last year. The increase is related to average balance increases in real estate mortgages, commercial loans, Federal Funds sold, Time Deposits and the Bank's investment securities portfolio. These increases are partially offset by increased interest expense related to increases in the average balances of deposits and borrowings. The Bank's net interest margin was 3.63% for the quarter ending December 31, 1998, compared to 3.84% at December 31, 1997.


Provisions for Losses on Loans

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses during the three month period ended December 31, 1998 was $19,000 compared to $18,000 for the same period last year.

Non Interest Income

      Total non-interest income for the three-month period ended December 31, 1998, increased $32,737 or 41.5% compared to the same period last year, primarily from the gain on the sale of loans to the secondary market. The Bank generally sells the Federal Home Loan Mortgage Corp. (FHLMC) conforming fixed rate loans it originates. The Bank also is an approved Small Business Administration (SBA) lender and generally sells the guaranteed portion of the SBA loans it originates. During the quarter, the Bank sold $2,485,800 FHLMC loans generating $38,276 in non-interest income. The increase in fees and charges is primarily related to increases in deposit volume, rather than rate increases.

Non Interest Expenses

      Total non-interest expense increased $155,734 or 34.5% for the three-month period ended December 31, 1998, compared to the same quarter in the previous year. The increase in non-interest expense consisted of increases in compensation and other expenses related to the Bank's recent branch expansion to Belfast and Jefferson, Maine. Other expenses related to the expansion include; building occupancy, depreciation, amortization, advertising, utilities, postage, office supplies and training.
Additionally, management, as part of its strategic plan for lending, hired a senior lender to oversee and direct all the Bank's lending.


Nine Months Ended December 31, 1998 and 1997

Net Income

      Mid-Coast reported net income of $192,607 or $0.27 (basis and diluted) per share for the nine months ended December 31, 1998, compared to $368,394 or $0.53 (basic) and $0.52 (diluted) per share for the period ended December 31, 1997. During the current period, the Bank recorded an increase in net interest income, before provision for loan loss, of $100,922 or 5.9%, and an increase in total non-interest income of $95,368 or 42.8%. Total non-interest expenses increased $449,479 or 34.0%, due to expenses related with opening the Bank's new offices in Belfast and Jefferson, Maine.

Interest Income

      Total interest income for the nine months ended December 31, 1998, increased $268,614 or 7.3% as compared to the same period in the previous fiscal year. Interest on loans increased $100,351 or 3.0% primarily due to increases in the average balances of the real estate mortgage and commercial loan portfolios. Interest income on investment securities, inclusive of mortgage backed securities, increased $57,165 or 37.4% due to average balance increases in the investment portfolio. Interest on Time Deposits and Federal Funds sold increased $59,471 and $49,780, respectively, primarily due to increased balances. Given the Bank's deposit growth, management's strategy continues to be focused on increasing the Bank's real estate and commercial lending presence in Mid-Coast Maine.

Interest Expense

      Total interest expense for the nine months ended December 31, 1998, increased $167,692 or 8.6% compared to December 31, 1997. Interest expense on deposits and borrowings increased $108,693 or 7.4% and $58,999 or 12.2%, respectively, compared to the same period last year. Interest expense increased due to an increase in the average balances of deposits and borrowings. This increase is primarily generated by the Bank's recent expansion into Belfast and Jefferson, Maine, and the continued growth of the Rockland branch. This growth coupled with the Bank's focus on reducing the average cost of funds on deposits and borrowings has reduced the average cost of funds from 4.75% for the period ended December 31, 1997, to 4.58% at December 31, 1998.

Net Interest Income

      Total net interest income for the nine months ended December 31, 1998, increased $100,922 or 5.92%. This increase is primarily the result of increases in the average balances of investment securities, time deposits, Federal Funds sold, mortgages and commercial loans. These increases were partially offset by increased interest expense associated with increases in average balances of deposit accounts and Federal Home Loan Bank advances.

Provisions for Losses on Loans

      The Bank's provision for losses on loans for the nine months ended December 31, 1998, decreased slightly from $50,000 at December 31, 1997, to $49,000 December 31, 1998. At December 31, 1998, the allowance for loan losses as a percentage of total loans was 0.70% compared to 0.67% at December 31, 1997. The provision is deemed appropriate based on management's belief that the current allowance for loan losses is adequate given the current loan portfolio and the associated risk.

Non-Interest Income

      Non-interest income for the nine months ended December 31, 1998, increased $95,368 or 42.8%. The increase is primarily related to the gain on the sale of loans to the secondary market. The increase in fees and charges is primarily related to increases in deposit volume, rather than rate increases.


Non-Interest Expenses

      Non-interest expenses increased $449,479 or 34.0% as compared to the same period last year. This increase is primarily related to the Bank's recent expansion to the communities of Belfast and Jefferson, Maine.

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

      The current interest rate environment is relatively stable with a flat yield curve. A continued flat yield curve should allow the Bank's interest margin to remain relatively stable. Typically, in a declining interest rate environment the Bank's interest rate spread would increase because liabilities would be repricing faster than assets for the same period. In contrast, in a rising rate environment the spread would decrease resulting in an adverse affect on the Bank's net interest income.

Liquidity and Capital Resources

      On December 31, 1998, the Holding Company's stockholders' equity was $5,319,098 or 7.50% of total assets compared to $5,340,735 or 8.48 % at
March 31, 1998.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At December 31, 1998, Waldoboro's liquidity ratio was approximately 15.57% compared to 12.95% at December 31, 1997.

      The minimum capital standards set by the OTS have three components:
(1) tangible capital; (2) leverage ratio or "core" capital; and (3) risk-based capital. The tangible capital requirement is 1.5% and the leverage ratio or "core" capital requirement is 3% of an institution's adjusted total assets. The risk-based capital requirement is 8% of risk-weighted assets. The amount of an institution's risk-weighted assets is determined by assigning a "risk-weighted" value to each of the institution's assets.
Under the regulations, the "risk-weighting" of a particular type of asset depends upon the degree of credit risk which is deemed to be associated with that type of asset.

      At December 31, 1998, Waldoboro had tangible capital of $5,196,000 or 7.33% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,585,000 or 13.46% of risk-weighted assets at December 31, 1998.


Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan to address this issue which has five phases. The Company has substantially completed the first three phases and is currently working on the validation phase. The following is a brief synopsis of each phase:

1) Awareness Phase - This phase consists of defining the Year 2000 problem and developing a strategy that encompasses all of the Bank's
      and Holding Company's vendor's systems.   This phase has been
      completed by the institution.

2) Assessment Phase - This phase consists of assessing the Year 200 problem and detailing the steps necessary to address the issue. This phase must identify all software, hardware, other miscellaneous items, and customer and vendor interdependencies affected by the Year 2000 issue.This phase also sets a timeline and responsibilities for each section of the plan. While this phase is largely complete, management recognizes that other issues could arise that would need to be assessed.

3) Renovation Phase - This phase includes upgrades to hardware and software, system upgrades, vendor certifications, and other associated changes. For those applications handled by an outside vendor, management has had ongoing discussions about how they are addressing this issue, and we will continue to monitor their progress.

4) Validation Phase - This phase consists of testing all hardware and software to ensure that it is compatible with our system. Management will also be testing systems and data files that are supplied by vendors and will monitor their testing on an ongoing basis. The Holding Company anticipates having this phase completed by March 31, 1999.

5) Implementation Phase - During the final phase, all systems should be certified as Year 2000 compliant. Any systems that fail certification must be addressed and contingency plans must be implemented to ensure continuity. In addition, all new systems and changes to existing systems must be verified as Year 2000 compliant. The Holding Company anticipates completion of this phase by June 30, 1999.


      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the Year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer system. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at September 30, 1998, the largest commercial loan relationship approximated $600,000) and consists largely of loans secured by real estate. These factors help mitigate Year 2000 risks pertaining to the valuation of the loan portfolio. The Bank is currently contacting its significant loan customers regarding their Year 2000 efforts. In addition, the Company has developed a contingency plan in case any systems are not operational after the year 2000 and is presenting a plan for Board approval at its February 1999 meeting. This plan will be continually reviewed and revised to address all critical systems. It should also be noted that the Bank's regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing Year 2000 matters. To date the Bank has spent approximately $27,000 on the Year 2000 issue primarily due to the purchase of computer hardware, related installation cost and overtime for key employees and anticipates that it may spend $15,000 additional in the future. Future costs may be necessary for employee overtime, an external audit and costs related to computer maintenance.


                          PART II OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

           There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended December 31, 1998.

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

                                       MID-COAST BANCORP, INC.



Date    February 9, 1999               /s/ Wesley E. Richardson
                                       -----------------------------
                                       Wesley E. Richardson
                                        President and Treasurer