Form 10KSB
period 1999-03-31
MID COAST BANCORP INC
filed 1999-06-29
CIK 851785

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: March 31, 1999

                        Commission File No.: 0-18096

                           MID-COAST BANCORP, INC.
            (Exact name of small business issuer in its charter)

              Delaware                               01-0454232
              --------                               ----------
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

      The Net Income for the issuer's fiscal year ended March 31, 1999 was $257,786.

      Revenues for the issuer's fiscal year ended March 31, 1999 were $5,690,403.

      The number of shares outstanding as of March 31, 1999 is 715,457.

      Aggregate market value of common stock held by non-affiliates, based on the last reported sale price on June 22, 1999: $4,347,089.


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on June 18, 1999, and the Annual Report for the fiscal year ended March 31, 1999, are incorporated by reference into Part II and III of this report.


                              TABLE OF CONTENTS


                                                                               Page
                                                                               ----

PART I                                                                           1
      Item 1.  Description of Business                                           1
      Item 2.  Description of Property                                          27
      Item 3.  Legal Proceedings                                                28
      Item 4.  Submission of Matters to a Vote of Security Holders              28
PART II                                                                         29
      Item 5.  Market for Common Equity and Related Stockholder Matters         29
      Item 6.  Management's Discussion and Analysis.                            30
      Item 7.  Financial Statements.                                            30
      Item 8.  Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure.                                                       30
PART III                                                                        30
      Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.                     30
      Item 10. Executive Compensation.                                          30
      Item 11. Security Ownership of Certain Beneficial Owners and
Management.                                                                     30
      Item 12. Certain Relationships and Related Transactions.                  30
      Item 13. Exhibits and Reports on Form 8-K.                                31


      SIGNATURES                                                                33


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

                   Business of The Waldoboro Bank, F.S.B.

General

      The Bank was formed as a Maine building and loan association, the Waldoboro Building and Loan Association, on March 18, 1891 and received a federal charter on August 9, 1983. The Bank's operations are headquartered in Waldoboro, Maine. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has a strong community orientation, with most of its customers located in Waldoboro, Rockland and surrounding communities in Knox and Lincoln counties, Maine. As of March 31, 1999, the Bank had total assets of $70,770,863, total deposits of $52,414,873, total borrowings of $12,715,000 and stockholders'
equity of $5,373,620.   As of March 31, 1999, the Bank had full service
branch facilities in Waldoboro, Rockland, Belfast and Jefferson, Maine. The Bank's executive offices are located at 1768 Atlantic Highway, Waldoboro, Maine and its telephone number is (207) 832-7521.

      The Bank's expansion during fiscal year 1999 included offices in Belfast and Jefferson. We are confident that our people and products will make this move successful. While we anticipate these branches will increase operating costs and as a result impact earnings in fiscal 2000, we feel that expansion into these market areas is an important step in maintaining the growth and long term profitability of the Bank.

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

Market Area

      The Bank's market area is Knox and Lincoln counties, and parts of Waldo county, Maine, which includes the towns of Waldoboro, Damariscotta, Jefferson, Friendship, Warren, Nobleboro, Thomaston, Rockland, Belfast, Camden and Lincolnville, as well as other communities in Maine's mid-coast region. The Bank's market area is located on the coast of Maine, approximately 60 miles northeast of Portland and 78 miles southwest of Bangor.

      The economic base of the Bank's market area is diverse, with manufacturing, services and commercial fishing as the most significant categories of business activity. The mid-coast region of Maine has also long been popular as a summer resort area, thus leading to a substantial amount of seasonal business activity.

Lending Activities

      The Bank's net loan portfolio totaled $55,964,548 at March 31, 1999, representing approximately 79.1% of its total assets. At that date, approximately 63.7% of the Bank's loan portfolio consisted of permanent mortgage loans secured by residential properties. In addition, approximately 17.2% of the Bank's loan portfolio consisted of permanent mortgage loans secured by commercial real estate, while secured and unsecured consumer, commercial and passbook loans represented 14.1% of the Bank's loan portfolio. Finally, construction loans represented 5.0% of the Bank's loan portfolio. Substantially all of the residential and commercial properties securing the Bank's loans are located within its market area as discussed above.

      The following table sets forth detailed information concerning the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                              At March 31,
                            -------------------------------------------------
                                     1999                       1998
                            ----------------------     ----------------------
                              Amount          %          Amount          %
                              ------          -          ------          -

Mortgage loans:
  Residential               $35,973,168      63.7%     $33,971,535      67.1%
  Commercial                  9,699,298      17.2        7,464,541      14.7
  Construction, net
   of undisbursed funds       2,824,413       5.0        2,189,613       4.3
                            ------------------------------------------------
  Total mortgage loans       48,496,879      85.9      $43,625,689      86.1
                            ------------------------------------------------
Other loans:
  Home equity                 1,467,125       2.6        1,092,794       2.2
  Commercial                  2,618,523       4.6        2,071,625       4.1
  Passbook loans                317,548       0.6          261,888       0.5
  Installment and other       3,529,447       6.3        3,572,543       7.1
                            ------------------------------------------------
    Total other loans         7,932,643      14.1        6,998,850      13.9
                            ------------------------------------------------
      Total loans           $56,429,522     100.0%     $50,624,539     100.0%
                            ================================================


      Residential Mortgage Loans. A substantial portion of the Bank's lending activity is comprised of residential mortgage loans, which, at March 31, 1999, represented 63.7% of the Bank's loan portfolio. Residential mortgage loan originations are derived from a number of sources, including the existing customers of the Bank, realtors, referrals, advertising and "walk-in" customers. The Bank's active solicitation of residential mortgage loans through real estate brokers has historically been its primary source of residential mortgage loan originations.

      The main focus of the Bank's residential lending activity is the origination of conventional mortgage loans on one- to four-family dwellings. Generally, these loans are conventional first mortgage loans of 80% of value or less that are neither insured, nor partially guaranteed by government agencies. The Bank also makes residential loans up to 95% of the appraised value, with the top 15% of the loan covered by private mortgage insurance, and Maine state housing, FHA and VA guaranteed loans ranging from 95% to 100% of appraised value.

      Currently, the Bank offers a variety of adjustable-rate mortgage loans with terms of up to 30 years. These mortgages have rates which are generally 3.0% above the U.S. Treasury Index and have adjustment periods of up to 7 years based on changes in the interest rate on U.S. Treasury obligations. Typically, such loans have a 2% maximum rate change in any one adjustment period and a maximum possible rate change of 3% during the term of the loan. Most of the adjustable-rate mortgage loans originated by the Bank are held in the Bank's portfolio. The primary reason for the Bank to retain these loans is to manage the interest rate sensitivity of the Bank's loan portfolio. See "Asset/Liability Management" located in the Management's Discussion and Analysis portion of the Annual Report, commencing on page 4, which report is incorporated herein by reference.

      In addition to adjustable-rate residential mortgage loans, the Bank also offers fixed-rate residential mortgage loans with terms typically ranging from 15 to 30 years, which generally written to secondary market standards. During the fiscal year ended March 31, 1999, the Bank originated $13,084,300 in fixed rate loans, of which 40% were sold to the secondary market. The remaining 60% of fixed rate loans were added to the Bank's portfolio. These loans were underwritten using secondary market guidelines.

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

      The Bank also makes construction loans to fund the construction of new buildings or the renovation of existing buildings and finances the construction of individual, owner-occupied houses by professional contractors and by individual owners only on the basis of stringent underwriting and construction loan management guidelines. Net construction loans comprised $2,824,413, or 5.0% of the Bank's loan portfolio at March 31, 1999.

      Commercial Real Estate and Other Commercial Loans. In addition to residential real estate loans, the Bank also originates loans secured by commercial real estate. At March 31, 1999, $9,699,298 or 17.2% of the Bank's loan portfolio was secured by commercial properties. The majority of the Bank's commercial real estate loans are secured by improved commercial property such as retail outlets and service establishments. Substantially all of the Bank's entire commercial real estate loan portfolio is secured by properties located in the Bank's primary market area.

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

      In addition, the Bank has begun to increase its commercial business loan portfolio. At March 31, 1999, such loans amounted to $2,618,523 or 4.6% of the Bank's loan portfolio. Commercial business loans are generally secured by equipment, machinery or other corporate assets. The Bank either requires principals of corporate borrowers to become co-borrowers or the Bank obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

      Consumer Loans. At March 31, 1999, Waldoboro had secured and unsecured consumer loans, which includes loans on deposit accounts, and home equity loans of approximately $5.3 million or 9.5% of the Bank's loan portfolio. The Bank's consumer loans have interest rates that are generally higher than residential mortgage rates. The average life of the Bank's consumer loans is typically less than five years. By maintaining its consumer lending, Waldoboro enhances its ability to maintain a profitable spread between its average loan yield and its cost of funds while at the same time managing its sensitivity to interest rates.

      Loans to One Borrower. Regulations promulgated by the Office of Thrift Supervision (the "OTS") generally limit the permissible amount of loans to one borrower to the greater of 15% of unimpaired capital and surplus or $500,000. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at March 31, 1999, was $790,500. At March 31, 1999, the three largest outstanding balances of loans to any one borrower and related entities were $749,000, $611,687 and $568,904.

Scheduled Loan Maturities

      The following table presents information regarding contractual maturities of portions of Waldoboro's loan portfolio at March 31, 1999. Demand loans are reported as due in one year or less. No prepayment assumptions are utilized for purposes of this table.

                                           Payment Due in year Ended March 31,
                            Balance at     ------------------------------------
                            March 31,                     2001-
                               1999          2000         2004         2005+
                            ----------       ----         -----        -----

Mortgages- construction     $2,824,413     $434,338     $377,061     $2,013,014
Commercial loans - non
 real estate                 2,618,523      990,331      996,628        631,564


      The following table shows information concerning the type and amount of fixed-rate and adjustable-rate loans in the above portfolio that come due after one year.

                                    Loans Due After March 31, 2000
                                --------------------------------------
                                  With          With
                                 Fixed       Adjustable
                                 Rates         Rates          Total
                                 -----       ----------       -----

Mortgages- construction         $644,102     $1,745,973     $2,390,075
Commercial loans - non real
 estate                          173,208      1,454,984      1,628,192

      Also, see Asset/Liability Management on page 16.

Origination, Purchase and Sale of Loans

      The primary lending activity of Waldoboro is the origination of conventional loans secured by first mortgage liens on residential properties, principally single family residences, substantially all of which are located in Lincoln, Knox and Waldo counties, Maine. At fiscal year end, substantially all of the real estate loans originated were secured by properties in Lincoln, Knox and Waldo counties.

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

      The Bank's underwriting standards are guided by a formal written loan policy that is reviewed and approved annually by the board of directors of the Bank (the "Board"). This policy provides that the Loan Committee ratify or approve all loans, depending on loan size. Subsequently, the loan must be ratified or approved by the Board depending on loan size. In the case of a loan made to an officer of the Bank or the Holding Company, the loan must be approved by the Board as well as the Loan Committee and the Security Committee. Waldoboro requires title certification on all first mortgage liens, and the borrower is required to maintain hazard insurance on the security property.

      Waldoboro has purchased loans in previous years and will continue to consider participations from third parties provided the terms are favorable and the loans meet Waldoboro's underwriting standards. The Bank routinely sells certain fixed-rate real estate loans in the secondary market as a means to better match its interest-sensitive assets and liabilities. For the year ended March 31, 1999, the Bank received $6,130,644 in proceeds from the sale of loans. Waldoboro will continue to consider additional sales of its loans in the future, depending on its needs, and the terms available in the market for such transactions.

      Fee Income. In addition to interest earned on loans, Waldoboro realizes fee income from its lending activities, including origination and collection fees for residential loans. Waldoboro also receives loan fees and charges related to existing loans, which include late charges and servicing fees. At March 31, 1999, net origination fees deferred to future periods were $60,589.

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

      The remedies available to a lender in the event of a default or delinquency, and the procedures by which such remedies may be exercised, are generally subject to laws and regulations of the jurisdiction where the property is located in the case of mortgage loans, or of the jurisdiction where the lender and/or borrower is situated in the case of unsecured loans. Federal and Maine law generally require notice of default and right to cure and notice of the availability of credit counseling and potential state-provided financial assistance prior to the time a lender commences a legal action or takes possession of Maine residential real estate securing a loan. Management attempts to secure payment with regard to consumer and commercial business loans that become delinquent. Ultimately, if such efforts are unsuccessful, foreclosure and sale of collateral are considered. In the case of unsecured installment and commercial business loans, rather than proceeding to collect by legal action, Waldoboro may attempt to negotiate a "workout" payment schedule with the borrower over a period that may exceed the original term of the loan.

      Under the OTS classification system, problem assets of insured institutions are classified as "special mention, " "substandard, " "doubtful" or "loss, " depending on the presence of certain characteristics discussed below.

      An asset is considered "special mention" if the asset displays potential weaknesses that deserve close attention by a bank's management and that if uncorrected might result in deterioration either of the asset's repayment prospects or in the future credit condition of the borrower. Special mention assets do not expose a bank to sufficient risk to warrant adverse classification under the classifications discussed below.

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

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion is deemed uncollectible in whole or in part as to principal and/ or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Holding Company to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgement the loan is well secured and in the process of collection.

      At March 31, 1999, the Holding Company had $69,580 of accruing loans that were 90 days or more delinquent as compared to $69,570 at March 31, 1998. Unrecognized interest income on all loans on non-accrual status at March 31, 1999 totaled $7,253.

Nonperforming Assets

                                                                     At March 31,
                                                          ----------------------------------
                                                            1999         1998         1997
                                                            ----         ----         ----

Nonperforming loans:
  Mortgage loans in process of foreclosure                $   ----     $   ----     $   ----
  Loans more than 90 days past due and still accruing       69,580       69,570         ----
  Nonaccrual loans                                          73,551      225,056      145,466
                                                          ----------------------------------

Total nonperforming loans                                  143,131      294,626      145,466

Real estate owned, net                                    $   ----       70,383       91,823
                                                          ----------------------------------

Total nonperforming assets                                $143,131     $365,009     $237,289
                                                          ==================================

Ratio of nonperforming loans to total loans                   0.25%        0.58%        0.29%
Ratio of nonperforming assets to total assets                 0.20%        0.58%        0.40%

      Allowance for Loan Losses. The allowance for loan losses (ALL) is maintained by a provision charged against income at a level that management considers adequate to provide for potential losses. The amount of the provision is based upon management's evaluation of individual loans, past loss experience, current economic conditions, the inherent risk in the loan portfolio and other relevant factors. While management believes the current level is adequate, there can be no assurance that the Bank will not have to increase its provision for loans losses in the future as a result of changing conditions, such as a deterioration in the local economy or an increase in problem loans. In addition, the Bank's primary regulator, The OTS reviews the ALL as part of its routine examinations. The OTS can require additions to the ALL based on its examination findings. At the last OTS examination on November 12, 1997 the examiners deemed the ALL to be adequate.

      An analysis of activity in the allowance for loan losses for the years ended March 31, 1999 and 1998 is provided below.


         Balance, March 31, 1997                $295,457
           Charge-offs - Primarily Consumer      (22,429)
           Recoveries                                868
                                                --------
           Net charge-offs                       (21,561)
           Provision for loan losses              73,000
                                                --------

         Balance, March 31, 1998                $346,896
           Charge-offs - Primarily Consumer      (11,657)
           Recoveries                              1,146
                                                --------
           Net charge-offs                       (10,511)
           Provision for loan losses              68,000
                                                --------

         Balance, March 31, 1999                $404,385
                                                ========


         Net charge-offs to average loans outstanding:

           Year ended March 31, 1998       0.04%
           Year ended March 31, 1999       0.02%


      A breakdown of the allowance for loan losses at March 31, 1999 and 1998 is shown below:

                                                            1999                         1998
                                                  ------------------------     ------------------------
                                                               Percent of                   Percent of
                                                                Loans to                     Loans to
                                                   Amount      Total Loans      Amount      Total Loans
                                                   ------      -----------      ------      -----------

Mortgage loans - residential and construction     $ 60,000        68.7%        $ 65,560        71.4%
Mortgage loans - commercial                        100,000        17.2          127,810        14.7
Other commercial                                   100,000         4.6           30,718         4.1
Consumer and other loans                            45,000         9.5           45,912         9.8
General allocation                                  99,385        ----           76,896        ----
                                                  -------------------------------------------------
                                                  $404,385       100.0%        $346,896       100.0%
                                                  =================================================

Investments

      Federally chartered thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly. At March 31, 1999, 8.75% of the total assets of the Holding Company were investment securities. See Note 2 of the Holding Company's Consolidated Financial Statements included herein by reference.

      Currently, the Bank's debt securities are classified as "held-to-maturity" or "available for sale" in accordance with Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The investment securities classified as "held-to-maturity" are reported in the Bank's financial statements at amortized cost. Investments in a mutual fund (Asset Management Fund-Adjustable Rate Mortgage Portfolio) of $655,854 and debt securities classified as "available for sale" are carried at market value. The following table sets forth the composition of the Bank's portfolio of investment securities at the dates indicated.

                                                              At March 31,
                                   -------------------------------------------------------------------
                                                1999                                1998
                                   -------------------------------     -------------------------------
                                   Amortized Cost     Market Value     Amortized Cost     Market Value
                                   --------------     ------------     --------------     ------------

Held to maturity:
Investment securities
  Federal Home Loan Bank
   Bonds                             $        0        $        0        $  400,000        $  373,734
  U.S. Treasury Obligations                   0                 0           299,672           298,617
  Federal National Mortgage
   Association Bonds                          0                 0           250,000           250,000
  U.S. Agency Obligations               200,000           186,415                 0                 0
                                     ----------------------------------------------------------------
      Total Investment
       securities                    $  200,000        $  186,415        $  949,672        $  922,351
                                     ================================================================

Available for sale:
Investment securities:
  U.S. Treasury Obligations          $        0        $        0        $  499,329        $  500,467
  U.S. Agency Obligations             3,099,567         3,073,472         1,048,980         1,049,680
  Mortgage-backed securities          1,498,574         1,487,355                 0                 0
                                     ----------------------------------------------------------------
                                     $4,598,141        $4,560,827        $1,548,309        $1,550,147

Mutual Fund                             657,177           655,854           595,732           593,894
                                     ----------------------------------------------------------------
                                     $5,255,318        $5,216,681        $2,144,041        $2,144,041
                                     ================================================================

Required investment in Federal
 Home Loan Bank Stock                $  734,500        $  734,500        $  622,000        $  622,000
                                     ================================================================


      The following table shows the maturities of the Bank's bonds at March 31, 1999 and the weighted average yield on such securities. Mortgage-backed securities are shown at final maturity dates.

                                                    After 1        After 5
                                                    Year but      Years but
                                                     Within         Within
                                 Within 1 Year      5 Years       10 Years      After 10 Years       Total
                                 -------------      --------      ---------     --------------       -----

Held to maturity:

Federal Home Loan Bank Bonds
  Book Value                        $ ----         $  200,000      $ ----         $     ----       $  200,000
  Yield                               ----               3.93%       ----               ----             3.93%
                                    -------------------------------------------------------------------------
Held to Maturity Total              $ ----         $  200,000      $ ----         $     ----       $  200,000
                                    =========================================================================

Available for Sale:
U.S. Agency Obligations:
  Book Value                        $ ----         $3,073,472      $ ----         $     ----       $3,073,472
Yield                                 ----               5.77%       ----               ----             5.77%

Mortgage-backed securities:
  Book Value                        $ ----         $     ----      $ ----         $1,487,355       $1,487,355
  Yield                               ----               ----        ----               6.52%            6.52%
                                    -------------------------------------------------------------------------

Available for Sale Total            $ ----         $3,073,472      $ ----         $1,487,355       $4,560,827
                                    =========================================================================

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

      During the fiscal year ended March 31, 1999, money market accounts decreased $422,778 or 8.2%, while certificates of deposit increased $4,670,205 or 16.7%, NOW accounts increased $1,290,804 or 32.1%, savings accounts increased $895,893 or 15.8% and demand deposits increased $809,333 or 35.2%.

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

      The Bank offers certificate of deposit "specials" and other deposit alternatives that are more responsive to market conditions than the Bank's savings deposits and the longer maturity fixed-rate certificates that have traditionally served as the Bank's primary sources of deposits. Waldoboro's overall variety of deposits has enabled the Bank to be competitive in obtaining funds when necessary.

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

                                         Year Ended March 31, 1999
                            ---------------------------------------------------
                                             % of
                              Average       Average       Interest      Average
                              Balance       Deposits      Expense        Rate
                              -------       --------      --------      -------

Demand deposits             $ 3,142,831       6.31%      $     ----      ----%
NOW Accounts                  4,999,798      10.04           75,973      1.52
Savings                       6,676,381      13.41          179,002      2.68
Money Market
 deposit accounts             4,784,736       9.60          168,879      3.53
Certificates of deposit      30,216,858      60.64        1,670,643      5.53
                            -------------------------------------------------
                            $49,820,604     100.00%      $2,094,497      4.20%
                            =================================================

                                         Year Ended March 31, 1998
                            ---------------------------------------------------
                                             % of
                              Average       Average       Interest      Average
                              Balance       Deposits      Expense        Rate
                              -------       --------      --------      -------

Demand deposits             $ 2,187,357       4.95%      $     ----      ----%
NOW Accounts                  3,977,843       9.01           63,365      1.59
Savings                       5,625,718      12.74          164,437      2.92
Money Market
 deposit accounts             5,022,940      11.37          191,859      3.82
Certificates of deposit      27,352,018      61.93        1,544,788      5.65
                            -------------------------------------------------
                            $44,165,876     100.00%      $1,964,449      4.45%
                            =================================================


      The maturities of certificates of deposit in amounts greater than or equal to $100,000 at March 31, 1999 are set forth in the following table.

                      Maturity           Amount

                   0 - 3 months        $  840,321
                   3 - 6 months         1,323,917
                   6-12 months          1,205,421
                   After 12 months      1,049,833
                                       ----------
                                       $4,419,492
                                       ==========


      The Bank offers a number of investment alternatives to depositors. Interest rates paid and minimum balance requirements for deposits may vary from time to time as determined by the Bank's management, based on prevailing market conditions. Waldoboro's deposit accounts are obtained primarily from the areas immediately surrounding its offices.

      The Bank has offered IRA accounts and intends to continue to do so in the future. At March 31, 1999, $2,996,000 of IRA accounts were on deposit with the Bank.

      Borrowings. Deposits are Waldoboro's primary source of funds for lending activities and other general business purposes. During periods when the supply of lendable funds cannot meet the demand for such activities and purposes, the FHLB system seeks to provide a portion of the funds necessary through advances to its members. Historically, Waldoboro has relied on advances from the FHLB of Boston rather than other sources. Waldoboro has used such advances from the FHLB of Boston as an alternative to deposits when rates are favorable as a means to enhance the Bank's interest rate spread and as a source of lendable funds. At March 31, 1999, Waldoboro had $12,715,000 in outstanding advances from the FHLB at a weighted average stated rate of 5.33%.

      Waldoboro has access to a line of credit approximating $1,157,000 at March 31, 1999, with the FHLB of Boston for short-term borrowing purposes. The Bank did not have any outstanding borrowings under this line of credit at March 31, 1999.

      The Bank intends to continue to fund its mortgage loan commitments with borrowed funds from the FHLB of Boston when the supply of other lendable funds is insufficient or more costly and/or when such borrowings would enhance the Bank's ability to manage its mix of assets and liabilities.

Asset/Liability Management

      The following table sets forth the scheduled repricing or maturity of the Holding Company's financial assets and liabilities at March 31, 1999.

      For purposes of this table no portfolio loans are assumed to prepay before their scheduled maturity date. Mortgage-backed securities reflect contractual amortization. Also, all NOW, Savings, and Money Market deposit accounts are assumed to reprice or mature in one year. FHLB callable advances are slotted based on their first call date. These assumptions may not be indicative of actual future events.

                                        1 Year       >1 to 2      >2 to 3      >3 to 5     >5 to 10       Over
                                        or Less       Years        Years        Years        Years      10 Years       Total
                                        -------      -------      -------      -------     --------     --------       -----

Financial Assets(1):
  Mortgage loans & mortgage
   backed securities:
Residential real estate 1-4 family
  Balloon & adjustable rate           $ 8,160,860  $ 4,554,886  $ 5,901,688  $ 4,167,411  $   632,697  $    84,388  $23,501,930
  Fixed rate                                  605      124,615      506,641       80,512      594,188    9,412,272   10,718,833
Mortgage-backed securities                 27,571       29,569       31,714       70,501      230,764    1,108,455    1,498,574
Consumer & other loans                  8,617,663    2,402,354    2,661,279    2,034,990    2,252,101    4,240,372   22,208,759

Investments & other
 interest-earning assets (includes
 loans held for sale)                   5,128,272            0      250,000    3,009,433            0        1,497    8,389,202
                                      -----------------------------------------------------------------------------------------
Total financial assets                $21,934,971  $ 7,111,424  $ 9,351,322  $ 9,362,847  $ 3,709,750  $14,846,984  $66,317,298
                                      =========================================================================================

Financial Liabilities(1):
  Deposits:
    NOW accounts, Savings and
    Money Market Accounts              16,602,857  $         0  $         0  $         0  $         0  $         0  $16,602,857
  Certificates of deposit              28,225,483    3,465,243      905,223      109,090            0            0   32,705,039
FHLB borrowings                         4,000,000    2,500,000    2,500,000    2,000,000    1,500,000      215,000   12,715,000
                                      -----------------------------------------------------------------------------------------

Total financial liabilities           $48,828,340  $ 5,965,243  $ 3,405,223  $ 2,109,090  $ 1,500,000  $   215,000  $62,022,896
                                      =========================================================================================

GAP                                   -26,893,369    1,146,181    5,946,099    7,253,757    2,209,750   14,631,984
GAP to total assets                        -38.00%        1.62%        8.40%       10.25%        3.12%       20.68%
Cumulative GAP                        -26,893,369  -25,747,188  -19,801,089  -12,547,332  -10,337,582    4,294,402
Cumulative GAP to total assets             -38.00%      -36.38%      -27.98%      -17.73%      -14.61%        6.07%

--------------------
<F1>  For purposes of this table, financial assets are defined as all interest earning assets other than FHLB stock. Financial liabilities consist of all interest-bearing liabilities.


Employees

      At March 31, 1999, the Bank had a total of 25 full-time employees and 8 part-time employees, none of whom were represented by collective bargaining units. The Bank offers its employees a variety of training programs designed to enhance their skills. The Bank also provides its full-time employees with a benefits package that includes life, long-term disability and medical insurance, a 401(k) plan and a pension plan. Management of Waldoboro believes that good relations are maintained with its employees.

Service Corporation

      The Bank has one service corporation, First Waldoboro Corporation ("First Waldoboro"). First Waldoboro was originally formed for the purpose of offering certain securities brokerage services. However, management of the Bank subsequently determined not to use First Waldoboro for that purpose, and the service corporation is presently inactive.

      Federal regulations permit the Bank to invest an amount up to 2% of its assets in the capital stock, obligations and other securities of its service corporations. This amount is increased to 3 % if the additional 1% is used primarily for community, inner city or community development purposes. At March 31, 1999, the Bank's direct investment in First Waldoboro was $10,000.

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

      Loans to One Borrower. Under the HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.

      QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Additionally, the association may include 100% of its credit card loans, education loans and small business loans as "qualified thrift investments." A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. As of March 31, 1999, the Bank had met the Qualified Thrift Lender test in the requisite months and expects to continue to operate as a Qualified Thrift Lender in the future.

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

      Tangible Capital Requirement. Each savings institution is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In computing tangible capital, intangible assets must, in general, be deducted from an institution's assets and capital, and mortgage servicing rights may be included within certain limitation on amount if the rights satisfy certain requirements. In determining compliance with capital requirements, equity and debt investments in subsidiaries that are not "includable subsidiaries," which term includes subsidiaries engaged solely in activities permissible for a national bank, in activities only as an agent for its customers, or in mortgage-banking activities, are excluded from an institution's assets and capital. At March 31, 1999, the Bank had no investments in or extensions of credit to nonincludable subsidiaries, and its tangible capital amounted to approximately $5,270,000 or 7.40% of its adjusted total assets.

      Core Capital Requirements. Capital requirements also require core capital equal to at least 4% of an institution's adjusted total assets. Core capital is defined similarity to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. At March 31, 1999, the Bank had no supervisory goodwill and the Bank's core capital amounted to approximately $5,270,000 or 7.40% of its adjusted total assets.

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

      In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80 % loan-to-value ratio and non-qualifying equity investments are each deducted. At March 31, 1999, the Bank had no non-qualifying equity investments, excess land loans or nonresidential construction loans.

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

      At March 31, 1999, the Bank's total capital amounted to approximately $5,674,000 or 13.50% of its total risk-weighted assets.

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

      The following table sets forth the various components of the regulatory capital for the Bank at March 31, 1999.

                               Minimum
                               Required                 Actual              Excess
                          ------------------     --------------------       ------

Tangible Capital          1.5%    $1,064,000      7.40%    $5,270,000     $4,206,000
Tier 1 (Core) Capital     4.0%    $2,838,000      7.40%    $5,270,000     $2,432,000
Risk-based Capital        8.0%    $3,361,000     13.50%    $5,674,000     $2,313,000


      Limitation on Capital Distribution. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The regulations being replaced, which were effective throughout 1998, established limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cashout merger, and other distributions charged against capital. At least 30-days written notice to the OTS was required for a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions were subject to approval by the OTS. An association that had capital in excess of all fully phased in regulatory capital requirements before and after a proposed capital distribution and that was not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by half its "surplus capital ratio" (excess capital over its fully phased in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more that normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above.

      Insurance of Deposits. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund (the "BIF"), which primarily insures the deposits of banks and state chartered savings banks.

      Pursuant to FDIC Improvement Act, the FDIC has established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of
(a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

      The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF- insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessment on SAIF-assessable deposits for the payments on FICO bonds for the first, second, third and forth quarters of fiscal 1999 were 0.0622%, 0.0610%, 0.0582% and 0.0640%, respectively.

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

Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan to address this issue which has five phases. The Company has substantially completed the first four phases and is currently working on the implementation phase. The following is a brief synopsis of each phase:

1) Awareness Phase - This phase consists of defining the Year 2000 problem and developing a strategy that encompasses all of the Bank's and Holding Company's vendor systems. This phase has been completed by the institution.

2) Assessment Phase - This phase consists of assessing the Year 2000 problem and detailing the steps necessary to address the issue. This phase must identify all software, hardware, other miscellaneous items, and customer and vendor interdependencies affected by the Year 2000 issue. While this phase is complete, management recognizes that other issues could arise that would need to be assessed.

3) Renovation Phase - This phase includes upgrades to hardware and software, system upgrades, vendor certifications, and other associated changes. For those applications handled by an outside vendor, management has had ongoing discussions about how they are addressing this issue, and we will continue to monitor their progress.

4) Validation Phase - This phase consists of testing all hardware and software to ensure that it is compatible with our system. In addition to testing components, connections with other systems must be verified, and all changes should be accepted by internal and external users. Management has established controls to assure the effective and timely completion of all hardware and software testing prior to final implementation.

      As with the renovation phase, the Company will be in ongoing discussions with its vendors on the success of their validation efforts. The Company has completed the testing all of its critical systems and has completed this phase.

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

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the Year 2000 will not pose significant operational problems for the Holding Company's and the Bank's computer system and it does not anticipate any further material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at March 31, 1999, the largest commercial loan relationship approximated $749,000) and consists largely of loans secured by real estate. These factors help mitigate Year 2000 risks pertaining to the valuation of the loan portfolio; however, the Bank is currently contacting its significant loan customers regarding their Year 2000 efforts. In addition, the Company has developed a contingency plan in case any systems or key vendors are not operational after the year 2000. This plan will be continually reviewed and revised to address all critical systems. It should also be noted that the Bank's regulatory agency, the Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing Year 2000 matters. To date the Bank has spent approximately $27,000 on the Year 2000 issue primarily due to the purchase of computer hardware, related installation cost and overtime for key employees and anticipates that it may spend an additional $15,000 in the future.


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

      Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20% . AMTI is increased by certain preference items. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating
losses).   The Bank does not expect to be subject to the AMT.

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

Item 2.  Description of Property

      The Holding Company neither owns nor leases any real property. It presently uses the premises, equipment and furniture of Waldoboro without direct payment of any rental fees to the Bank. The Bank conducts its business out of its offices in Waldoboro, Rockland, Belfast and Jefferson. The office buildings in Waldoboro and Rockland are owned by the Bank and provide full-service banking with ample parking and are conveniently located on Route One. The Belfast office is leased space, offering full service and is conveniently located on U.S. Route Three. The Jefferson office is leased space located in the village of Jefferson on Route 32.

      The following table sets forth certain information with respect to the Bank's offices in Waldoboro and Rockland.

Location                        Year Occupied/Opened     Owned(1)
-----------------------------------------------------------------

Principal Executive Offices             1988             $783,028
1768 Atlantic Highway
P.O. Box 589
Waldoboro, Maine

Rockland Branch Office                  1995             $440,776
73 Camden Street
P.O. Box 669
Rockland, Maine

<F1>  Includes the building and land net of depreciation.


Item 3.  Legal Proceedings

      From time to time, the Holding Company and the Bank are involved in routine litigation stemming from the operations of the Bank. During the fiscal year ended March 31, 1999, however, there was no material litigation pending to which the Holding Company or the Bank was a party or of which the property of the Holding Company or the Bank was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year ended March 31, 1999, there was no matter that was submitted to a vote of the stockholders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On March 31, 1999, there were 715,457 shares of the Holding Company's Common Stock outstanding held by approximately 395 holders of record. Also at such date, the Holding Company had granted options to purchase 8,749 shares of the Holding Company's Common Stock.

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

                                                Cash
                                              Dividends
                                              Paid per
Quarter Ended          High(1)     Low(1)     Share(1)
-------------------------------------------------------

March 31, 1997         $ 6.33      $ 6.33      $  ---
June 30, 1997            6.50        6.17       0.086
September 30, 1997       9.33        7.00         ---
December 31, 1996       10.83        8.83       0.086

March 31, 1998         $14.00      $12.83         ---
June 30, 1998           12.25       11.50        0.10
September 30, 1998       9.75        8.50         ---
December 31, 1998        9.75        7.00        0.10

March 31, 1999         $10.00      $ 7.00      $  ---


<F1>  All figures adjusted to reflect 3 for 1 stock split that took effect in 1998.

      On April 14, 1999 the Holding Company declared a dividend of $.10 per share to Stockholders of record on June 1, 1999 and payable June 30, 1999. See "Regulation - Dividends" for information about the Holding Company's ability to pay dividends.

Item 6.  Management's Discussion and Analysis.

      Management's Discussion and Analysis, on Pages 2 through 14 of the 1999 Annual Report to Shareholders for the year ended March 31, 1999, is incorporated herein by reference.

Item 7.  Financial Statements.

      See Item 13 for index to Financial Statements which are incorporated by reference from pages F-1 through F-30 of the 1999 Annual Report to Shareholders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following information included on pages 4, 5, 7 and 8 of the Holding Company's Proxy Statement for the 1999 Annual Meeting of
Shareholders (the "Proxy Statement") is incorporated herein by reference:
"Proposal 1- Election of Directors," "Directors Who Will Continue in Office After the Meeting," "Executive Officers Who Are Not Directors" and "Compliance with Section 16(a) of the Act."

Item 10. Executive Compensation.

      The following information included on pages 6 through 12 of the Proxy Statement is incorporated herein by reference: "The Board of Directors and Its Committees," "Executive Compensation," "Employment Agreement," "Pension Plan," "Stock Option Plan" and "Recognition and Retention Plan."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management on Pages 2 and 3 of the Proxy Statement dated June 18, 1999 is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions on Page 9 of the Proxy Statement dated June 18, 1999 is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

      A)    1)    The following financial statements, the report thereon
                  and notes thereto, which follow, are incorporated by reference in Item 7 and are incorporated by reference herein from the Holding Company's 1999 Annual Report to
                  Stockholders:

                                                            Pages in Annual
                                                                     Report

      Report of Independent Auditors                                    F-1

      Consolidated Balance Sheets,
      March 31, 1999 and 1998                                   F-2 to F -3

      Consolidated Statements of Income, Years Ended
       March 31, 1999, 1998 and 1997                                  F - 4

      Consolidated Statements of Changes in Stockholders'
       Equity, Years Ended March 31, 1999, 1998 and 1997              F - 5

      Consolidated Statements of Cash Flows, Years Ended
       March 31, 1999, 1998 and 1997                            F-6 to F -7

      Notes to Consolidated Financial Statements             F- 8 to F - 30


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

      10.2 Regulation and Retention Plan of Mid-Coast Bancorp, Inc. (previously filed on June 7, 1997, as Appendix A with the Company's Proxy Statement and incorporated herein by reference).

      13 Annual Report to the Shareholders for the year ended March 31, 1999.

      21 Subsidiaries of Issuer (previously filed on June 26, 1996 as an exhibit to the Holding Company's Form 10-KSB for the year ended March 31, 1996 and incorporated herein by reference).

      23     Consent of Baker Newman & Noyes, LLC.

      27     Financial Data Schedules.


                                 SIGNATURES
                                 ----------

      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized..

                                       MID-COAST BANCORP, INC.


      June 25, 1999                    By: /s/ WESLEY E. RICHARDSON
                                           ------------------------
                                         Wesley E. Richardson, President,
                                         Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                           Title                      Date
         ----------                           -----                      ----

By: /s/ WESLEY E. RICHARDSON     President, Chief Executive          June 25, 1999
    ------------------------     Officer, Treasurer and Director     -------------
    Wesley E. Richardson

By: /s/ WAITE W. WESTON          Director and Chairman               June 25, 1999
    ------------------------                                         -------------
    Waite W. Weston

By: /s/ ROBERT W. SPEAR          Director and Vice Chairman          June 25, 1999
    ------------------------                                         -------------
    Robert W. Spear

By:                              Director                            June 25, 1999
    ------------------------                                         -------------
    Sharon Crowe

By: /s/ RONALD DOLLOFF           Director                            June 25, 1999
    ------------------------                                         -------------
    Ronald Dolloff

By: /s/ SAMUEL COHEN             Director                            June 25, 1999
    ------------------------                                         -------------
    Samuel Cohen

By:                              Director                            June 25, 1999
    ------------------------                                         -------------
    Lincoln Orff

By:                              Director                            June 25, 1999
    ------------------------                                         -------------
    Peter Van Alstine

By:                              Director                            June 25, 1999
    ------------------------                                         -------------
    George Seaver