Form 10QSB
period 1999-06-30
MID COAST BANCORP INC
filed 1999-08-13
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.

For the Quarter ended: June 30, 1999            Commission File No. 0-18096

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

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1999, is 715,632.

Transitional Small Business Disclosure Format:      Yes   [ ]      No   [X]

                           MID-COAST BANCORP, INC.

                                    Index

PART I    FINANCIAL INFORMATION                                        Page

Item 1:   Consolidated Balance Sheets of Mid-Coast Bancorp, Inc.
          (Unaudited) at June 30, 1999 and March 31, 1999                 3

          Consolidated Statements of Income of Mid-Coast Bancorp,
          Inc. (Unaudited), Three Months Ended June 30, 1999 and 1998     5

          Consolidated Statement of Changes in Stockholders'
          Equity of Mid-Coast Bancorp, Inc. (Unaudited) for the
          period April 1, 1998 to June 30, 1999                           6

          Consolidated Statements of Cash Flows of Mid-Coast
          Bancorp, Inc. (Unaudited), for the Three Months Ended
          June 30, 1999 and 1998                                          7

          Notes to the Consolidated Financial Statements (Unaudited)      8

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II   OTHER INFORMATION                                              15

SIGNATURES                                                               17

                           MID-COAST BANCORP, INC.

                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                            June 30, 1999    March 31, 1999
                                            -------------   --------------

                                   ASSETS
Cash and due from banks                      $ 1,862,510      $ 1,583,693
Interest bearing deposits                         92,127           93,095
Federal funds sold                               605,000        2,120,000
                                             ----------------------------

      Cash and cash equivalents                2,559,637        3,796,788

Time deposits                                  2,377,000        2,079,000
Investment securities available for sale       6,027,702        5,216,681
Held to maturity investment securities
 (market value of $189,241 at June 30, 1999
 and $186,415 at March 31, 1999)                 200,000          200,000
Investment in Federal Home Loan Bank stock       734,500          734,500
Loans held for sale                              403,400          179,000

Loans                                         57,776,525       56,429,522
Less:  Allowance for loan losses                 427,796          404,385
       Deferred loan fees                         69,648           60,589
                                             ----------------------------

                                              57,279,081       55,964,548

Bank premises and equipment, net               1,704,061        1,734,619

Other assets:
  Accrued interest receivable-loans              301,767          288,413
  Accrued interest receivable-time deposits       13,943           18,328
  Accrued interest receivable-investment
   and mortgage-backed securities                 67,928           70,213
  Deferred income taxes                          130,332          113,137
  Prepaid expenses and other assets              374,142          375,636
  Real estate owned\other repo assets              1,957                0
                                             ----------------------------
      Total other assets                         890,069          865,727
                                             ----------------------------

      Total assets                           $72,175,450      $70,770,863
                                             ============================




                                            June 30, 1999    March 31, 1999
                                            -------------    --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand deposits                          $ 3,464,764      $ 3,106,977
    NOW Accounts                               5,574,517        5,309,433
    Savings                                    7,656,968        6,582,120
    Money Market deposit accounts              4,834,067        4,711,304
    Certificates of deposit                   32,503,840       32,705,039
                                             ----------------------------

      Total deposits                          54,034,156       52,414,873

  Advances from the Federal Home Loan Bank    12,465,000       12,715,000
  Accrued expenses and other liabilities         294,055          267,370

      Total liabilities                       66,793,211       65,397,243

Stockholders' equity
  Common stock, $1 par value, 1500,000
   shares authorized; 715,632 shares
   issued and outstanding (715,457 shares
   at March 31, 1999)                            715,632          715,457
  Paid-in capital                              1,531,078        1,535,412
  Retained earnings                            3,425,366        3,371,524
  Accumulated other comprehensive income         (80,767)         (25,500)
  Unearned compensation                         (209,070)        (223,273)
                                             ----------------------------

      Total stockholders' equity               5,382,239        5,373,620

      Total liabilities and stockholders'
       equity                                $72,175,450      $70,770,863
                                             ============================

                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                  Three Months Ended
                                                       June 30,
                                                 --------------------
                                                 1999            1998
                                                 ----            ----

Interest income:
  Interest on loans                           $1,187,729      $1,145,983
   Interest on investment securities              61,456          67,979
   Interest on mortgage-backed securities         23,701               0
   Other interest income                          66,650          73,736
                                              --------------------------
      Total interest income                    1,339,536       1,287,698

Interest expense:
  Interest on deposits                           518,203         509,317
  Interest on borrowings                         170,871         193,047
                                              --------------------------
      Total interest expense                     689,074         702,364
                                              --------------------------

      Net interest income                        650,462         585,334

Provision for loan losses                         19,000          12,000
                                              --------------------------

      Net interest income after
       provision for loan losses                 631,462         573,334

Other income:
  Loan servicing and other loan fees              15,245          12,045
  Gain on sale of loans                           33,061          29,383
  Deposit account fees                            60,833          57,317
  Miscellaneous                                    3,525           2,379
                                              --------------------------
                                                 112,664         101,124

Other expenses:
  Compensation of directors, officers
   and staff                                     204,587         207,573
  Building occupancy                              24,547          24,804
  Repairs and maintenance                         16,284          17,326
  Depreciation, amortization and software
   expense                                        71,451          59,375
  Advertising                                     11,818          25,774
  Insurance expense                               22,516          19,140
  Professional fees                               16,861          22,865
  Employee benefits                               54,881          42,122
  Real estate owned                                  156           5,802
  Other                                          136,824         142,409
                                              --------------------------
                                                 559,925         567,190
                                              --------------------------

Income before income taxes                       184,201         107,268
Income tax expense                                59,748          35,365
                                              --------------------------
Net income                                    $  124,453      $   71,903
                                              ==========================

Earnings per share - basic                    $     0.17      $     0.10
                                              ==========================
Earnings per share - diluted                  $     0.17      $     0.10
                                              ==========================

                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

For the Period April 1, 1998 to June 30, 1999

                                                                            Accumulated
                                                                               Other
                                                                           Comprehensive       Total
                                   Common       Paid-In        Retained        Income         Unearned      Stockholders'
                                   Stock        Capital        Earnings        (Loss)       Compensation       Equity
                                   ------       -------        --------    -------------    ------------    -------------

Balance March 31, 1998            $711,960     $1,521,041     $3,253,517      $      0       $(145,783)      $5,340,735
  Net income                             0              0         71,903             0               0           71,903
  Acquisition of shares
   for stock award plan                  0              0              0             0        (109,630)        (109,630)
  Amortization of unearned
   compensation                          0              0              0             0           8,035            8,035
  Issuance of 1,055 shares
   of common stock upon
   exercise of options               1,055          1,646              0             0               0            2,701
  Net change in market value
   of investments available
   for sale, net of taxes                0              0              0        (1,821)              0           (1,821)
  Cash dividends declared
   ($.10 perhare)                        0              0        (71,149)            0               0          (71,149)
                                  -------------------------------------------------------------------------------------

Balance June 30, 1998              713,015      1,522,687      3,254,271        (1,821)       (247,378)       5,240,774
  Net income                                                     185,883                                        185,883
  Acquisition of shares
   for stock award plan                  0              0              0             0               0                0
  Amortization of unearned
   compensation                          0              0              0             0          24,105           24,105
  Issuance of 2,442 shares
   of common stock upon
   exercise of options               2,442         12,725              0             0               0           15,167
  Net change in market value
   of investments available
   for sale, net of taxes                0              0              0       (23,679)              0          (23,679)
  Cash dividends declared
   ($.10 per share)                      0              0        (68,630)            0               0          (68,630)
                                  -------------------------------------------------------------------------------------

Balance March 31, 1999             715,457      1,535,412      3,371,524       (25,500)       (223,273)       5,373,620
  Net income                             0              0        124,453             0               0          124,453
  Net change in market value
   investments available for
   sale, net of taxes                    0              0              0       (55,267)              0          (55,267)
                                                                                                             ----------

      Total comprehensive income                                                                                 69,186

  Issuance of  175 shares
   of common stock upon
   exercise of options                 175            480              0             0               0              655
  Cash dividends declared
   ($.10 per share)                      0              0        (70,611)            0               0          (70,611)
  Amortization of unearned
   compensation                          0              0              0             0           9,566            9,566
  Other activity related to
   Recognition and Retention
   Plan                                  0         (4,814)             0             0           4,637             (177)
                                  -------------------------------------------------------------------------------------

Balance June 30, 1999             $715,632     $1,531,078     $3,425,366      ($80,767)      ($209,070)      $5,382,239
                                  =====================================================================================

                           MID-COAST BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                            ----------------------
                                                            1999              1998
                                                            ----              ----

Cash flows from operating activities:
  Net income                                            $   124,453       $    71,903
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
  Depreciation, amortization, and accretion                  51,885            29,028
  Provision for losses on loans                              19,000            12,000
  Gain on sale of loans                                     (33,061)          (29,383)
  Deferred fees                                              13,385            (1,021)
  Loss on sale of Real Estate Owned                               0             4,285
  Loans originated for sale                              (1,279,561)       (1,250,309)
  Proceeds from sales of loans                            1,088,222         1,071,805
  Increase\(decrease) in other assets                         2,486           (50,514)
  Increase other liabilities                                 26,508           218,910
                                                        -----------------------------

      Net cash provided by operating activities              13,317            76,704

Cash flows from investing activities:
  Loan originations and repayments, net                  (1,344,549)         (502,619)
  Net (increase)\decrease in time deposits                 (298,000)          100,000
  Investment and mortgage-backed securities:
    Purchases                                              (958,720)       (2,626,642)
    Proceeds from sales, maturities and repayments           66,868           800,000
  Purchases of property and equipment                       (15,394)         (214,733)
  Proceeds from sale of real estate owned                         0            51,780
                                                        -----------------------------

      Net cash used by investing activities              (2,549,795)       (2,392,214)

Cash flows from financing activities:
  Net increase\(decrease) in certificates
   of deposits                                             (201,199)        1,576,548
  Net increase in demand, NOW, savings
   and money market deposit accounts                      1,820,482           348,095
  FHLB Advances                                             750,000         3,500,000
  FHLB Advances paid                                     (1,000,000)       (3,250,000)
  Dividends paid in cash                                    (70,611)          (71,149)
  Sale of common stock                                          655             2,701
  Acquisition of shares for stock award plan                      0          (109,630)
                                                        -----------------------------

      Net cash provided by financing activities           1,299,327         1,996,565
                                                        -----------------------------

Net decrease in cash and cash equivalents                (1,237,151)         (318,945)

Cash and cash equivalents, at beginning of period         3,796,788         3,968,030
                                                        -----------------------------

Cash and cash equivalents, at end of period             $ 2,559,637       $ 3,649,085
                                                        =============================

                           MID-COAST BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 1999

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

      Amounts presented in the consolidated financial statements as of March 31, 1999 were derived from audited consolidated financial statements.

2.    Dividends Paid

      The Board of Directors of the Company declared a cash dividend of $.10 for each share of common stock, which was payable on June 30, 1999 to shareholders of record on June 1, 1999.

3.    Investments Available for Sale

      If significant, unrealized gains and losses, net of tax, on securities available for sale are reported as a component of accumulated other comprehensive income until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

4.    Stock Award Plan

      The Company maintains a Recognition and Retention Plan for officers and directors. The cost of this stock is recorded in unearned compensation as a component of stockholders' equity. Once awarded, the unearned compensation is amortized as compensation expense during the vesting period.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998 the Bank completed a three-for-one stock split and as of June 30, 1999 had 715,632 shares outstanding.

      The Bank had total assets of $72.2 million as of June 30, 1999. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson and Rockland, Maine. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

      The Bank considers its primary market area to be located in Waldoboro, Rockland, Belfast and Jefferson including the surrounding communities in Waldo, Knox and Lincoln counties, Maine.

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

      The Company's results of operations reflects the Bank's efforts to structure its balance sheet to expand its commercial loans, commercial real estate loans and commercial transactional deposit relationships. From this strategy, the Bank anticipates its non-interest income will increase. Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields on interest-earning assets and rates paid on interest-bearing liabilities (known as the interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

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

Comparison of Financial Condition at June 30,1999 and March 31,1999

      Total assets increased $1.4 million or 2.0% to $72.2 million for the quarter ended June 30, 1999 from $70.8 million at March 31, 1999. The modest growth in assets is primarily due to an increase in deposits which were used to fund the purchase of investments and originate loans.

      Net loans, including loans available for sale, increased $1.5 million from $56.1 million to $57.7 million at June 30, 1999. The Bank experienced loan growth in its commercial, construction, net of undisbursed funds, loans available for sale and consumer loan portfolios, resulting primarily from the Banks recent branch expansion. The $488,983 or 18.7% increase in commercial loans was primarily attributable to increases in time and demand loans and Small Business Administration (SBA) loans. Construction loans, net of undisbursed funds, increased $451,012 or 16.0% and were predominately comprised of non-speculative commercial projects involving renovations and new construction. Loans available for sale increased $224,400 or 125.4% and consists of residential secondary market loans. Consumer loans consisting of installment and home equity loans increased $213,521 or 4.0%.

      Investments, including Time Deposits, increased $1.1 million to $9.3 million at June 30, 1999. Time Deposits increased $298,000 or 14.3% and investments available for sale increased $811,021 or 15.6%. The increase in the balance of the investment portfolio is based on management's decision to maximize yield on deposit growth not currently used to fund loans.

      At June 30, 1999 total liabilities increased $1.4 million to $66.8 million. Demand deposits (non-interest bearing deposits) increased $357,787 or 11.5%, NOW, Savings and Money Market accounts increased $1.5 million or 8.8%, and Certificates of Deposit remained stable. The Bank's goal continues to focus on increased marketshare and is achieved by focusing on specific products, such as retail and commercial checking accounts, savings and Money Market Accounts. Certificates of Deposit (CD's) remain a part of deposit growth, but to a lesser extent. When core deposits increase more rapidly than CD's the Bank's overall cost of funds is reduced.

      Total Stockholders' Equity increased $8,619 to $5,382,239 at June 30, 1999. The increase in equity is attributable to net income of $124,453 which is partially offset by the payment of a cash dividend of $70,611 and the decline in accumulated other comprehensive income of $55,267 due to changes in market value of investments available for sale.

Asset Quality and Allowance for Loan Losses

      At March 31, 1999 and June 30, 1999 total loans contractually past due 90 days or more amounted to $143,131 or 0.25% of loans and $139,539 or 0.24%, respectively. Non-accrual of interest on these loans totaled $7,253 at March 31, 1999 and $0 at June 30, 1999. At March 31, 1999, the
Bank had $69,580 of accruing loans, which were 90 days or more delinquent as compared to $139,539 at June 30, 1999.

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

      Total non-performing assets, including real estate owned (REO), totaled $143,131 or 0.20% of total assets at March 31, 1999 compared to $141,496 or 0.20% at June 30, 1999.

      The allowance for loan losses amounted to $427,796 at June 30, 1999 compared to $404,385 at March 31, 1999. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses of $19,000 and net recoveries of $4,411. The Bank's allowance for loan losses as a percentage of total loans was 0.90% at June 30, 1999.

                            RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

Net Income

      Mid-Coast recorded net income for the three months ended June 30, 1999 of $124,453 or $0.17 per share (fully diluted) compared to $71,903 or $0.10 per share (fully diluted) for the three months ended June 30, 1998. These results are attributed to a number of factors including, the Bank's 1998 branch expansion to Belfast and Jefferson, increased and consistent marketing efforts and a positive economic climate in Mid Coast Maine. The $52,550 or 73.1% increase in net income is attributable to a $65,128 or 11.1% increase in net interest income (the spread), a $11,540 or 11.4% increase in other income and a $7,265 or 1.3% decrease in other expenses.

Interest Income

      Total interest income for the three months ended June 30, 1999 increased $51,838 or 4.0% compared to the same period last year. The increase is primarily related to increases in the balances of the real estate and commercial mortgage portfolios. The real estate mortgage and commercial mortgage loan portfolio increased $3,788,714 or 10.5% and $2,270,342 or 28.0%, respectively. The increase in residential mortgage activity is related to four factors; a generally positive economic climate in the area, a reduction in interest rates during the period, the Bank's recent branch expansion and increased marketing efforts focusing on mortgage loans. Commercial mortgage increases have benefited from branch expansion, a positive economic climate and the active solicitation of the business by the Bank's lending team.

      Interest on investment securities, including mortgage-backed securities, increased $17,178 or 25.3% for the period ended June 30, 1999 compared to the same period last year, primarily due to increases in the average balance of the Bank's investment portfolio of $1,421,839 or 29.6%. Management's investment strategy continues to focus on two points; supporting liquidity and Increasing yields on available funds, through purchases of callable agency bonds and U.S. Treasuries.

      Other interest income, which is primarily comprised of Time Deposits and Federal Funds sold decreased $7,086 or 9.6% for the period ended June 30, 1999 compared to June 30, 1998. The decrease is primarily related to a decrease in the average balance of Federal Funds sold.

Interest Expense

      Total interest expense for the three month period ended June 30, 1999 decreased $13,290 or 1.9% compared to the three month period ended June 30, 1998. The decrease is primarily due to the Bank's ability to attract low cost transaction accounts coupled with a Certificate of Deposit (CD's) strategy focused in offering short-term "specials". As a result of this strategy the cost of funds decreased 60 basis points from 4.78% to 4.18% for the three months ending June 30, 1998 and 1999 respectively. Growth in transaction accounts for the period ended June 30, 1999 totaled $4,045,639 or 23.1% compared to the same period last year while Certificate of Deposit growth was $2,892,458 or 9.8% for the comparable period. Federal Home Loan Bank borrowings remain consistent for the period ended June 30,1999 compared to last year. The growth in deposits is primarily related to the expansion in Belfast and Jefferson and continued growth of the existing offices in Waldoboro and Rockland.

Net Interest Income

      Net interest income, before provision for loan losses, increased $65,128 or 11.1%. The difference between total interest income and total interest expense (the spread) is a significant component of the Bank's profitability. The Bank's spread at June 30, 1999 was 3.59% compared to 3.46% for the same period last year.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses during the three-month period ended June 30, 1999 was $19,000 compared to $12,000 for the same period last year

Non Interest Income

      Total non-interest income for the period ended June 30, 1999 increased $11,540 or 11.4% compared to the same period last year. This increase is related to growth in sale of mortgages to the secondary market, which generates gain on sale and loan servicing income, Small Business Administration (SBA) loans, in which, the guaranteed portion is sold and fees and charges primarily related to increased deposit volume, rather than rates.

Non Interest Expenses

      Total non-interest expenses decreased $7,265 or 1.3% for the period ended June 30, 1999 compared to June 30, 1998. The Bank's expansion to Belfast and Jefferson had a significant effect on non-interest expenses for the three months ended June 30,1998. The recent quarter ended June 30,1999 represents non interest expenses more in line with the Bank's normal operating expenses. The decrease in compensation for directors' officers and employees of $2,986 or 1.4% incorporates the branch expansion and the hiring of a Senior Vice President of lending. The Bank currently has an opening on its Senior Management team and is attempting to fill the position. Increases in Depreciation, Insurance and Employee benefits amounted to $12,076 or 20.3%, $3,376 or 17.6% and $12,759 or 30.3%, respectively.
These increases are directly related to branch expansion. A decrease in advertising of $13,956 or 54.2% compared to June 30, 1998 is a reduction in promotion materials and additional advertising related to the Bank's branch expansion. The decrease of $6,004 or 26.3% in professional fees relates to costs related in hiring the Senior Vice President in fiscal 1999. The decrease in other miscellaneous expenses of $5,585 or 3.9% relates to cost savings in utilities, postage, office supplies and travel.

Asset/Liability Management

      Like other institutions, the Bank's most significant form of market risk is interest rate risk. The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than the Bank's interest-earning assets. The Bank believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by the Bank's Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

      An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than the Bank's liabilities, the Bank's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Bank's assets mature or reprice more slowly or to a lessor extent than the Bank's liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of the Bank's earnings to material and prolonged changes in interest rates. In this regard, the Bank's attempts to minimize interest rate risk by, among other things, emphasizing the origination and retention of adjustable-rate loans and loans with shorter maturities and the sale of long-term one-to-four family fixed-rate loans in the secondary market.

Liquidity and Capital Resources

      On June 30, 1999, the Holding Company's stockholders' equity was $5,382,239 or 7.46% of total assets compared to $5,373,620 or 7.59% at
March 31, 1999.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At June 30, 1999, Waldoboro's liquidity ratio was $6,601,925 approximately 11.94%, compared to 13.37% at June 30, 1998.

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

      At June 30, 1999, Waldoboro had tangible capital of $5,401,000 or 7.46% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,829,000 or 13.54% of risk-weighted assets at June 30, 1999.

Year 2000

      The Holding Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Holding Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Holding Company has adopted the regulatory plan to address this issue which has five phases. The Company has substantially completed all five phases. The following is a brief synopsis of each phase:

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

      3) Renovation Phase - This phase includes upgrades to hardware and software, system upgrades, vendor certifications, and other associated changes. For those applications handled by an outside vendor management has had ongoing discussions about how the vendors are addressing this issue, and we will continue to monitor their progress. The Holding Company has completed this phase.

      4) Validation Phase - This phase consists of testing all hardware and software to ensure that it is compatible with our systems. In addition to testing components, connections with other systems must be verified and all changes should be accepted by internal and external users. Management has established controls to assure the effective and timely completion of all hardware and software testing prior to final implementation.

            As with the renovation phase, the Company will be in ongoing discussions with its vendors on the success of their validation efforts. The Company has completed testing all of its critical systems and has completed this phase.

      5) Implementation Phase - During the final phase all systems should be certified as Year 2000 compliant. Any systems that fail certification must be addressed and contingency plans must be implemented to ensure continuity. The Company has completed this phase. In addition, all new systems and changes to existing systems must be verified as Year 2000 compliant.

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems and that it does not anticipate any material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at June 30, 1999, the largest commercial loan relationship approximated $739,164) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank has contacted its significant loan customers regarding their Year 2000 efforts and believes, based on the information provided, that its significant loan customers are compliant. In addition, the Company has developed a contingency plan in case any systems are not operational after the year 2000. This plan will be continually reviewed and revised to address all critical systems. It should also be noted that the Bank's regulatory agency, The Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing Year 2000 matters. The Bank on July 14, 1999 had its year 2000 examination by the OTS. To date the Bank has spent approximately $27,000 on the Year 2000 issue primarily due to the purchase of computer hardware, related installation cost and overtime for key employees.

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended June 30, 1999.

Item 2.  Changes in Securities and Use of Proceeds.

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

                                       MID-COAST BANCORP, INC.


Date August 10, 1999                   /s/ Wesley E. Richardson
                                       ----------------------------
                                              (Signature)
                                       Wesley E. Richardson
                                       President and Treasurer