Form 10QSB
period 1999-09-30
MID COAST BANCORP INC
filed 1999-11-15
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.



For the Quarter ended: September 30, 1999           Commission File No. 0-18096



                           MID-COAST BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



Delaware                                                             01-0454232
-------------------------------------------------------------------------------
(State or other jurisdiction                                    I.R.S. Employer
of incorporation or organization)                           Identification No.)



1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                                          04572
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X    No
                                                     -----     -----


      The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1999, is 717,759.


Transitional Small Business Disclosure Format: Yes        No   X
                                                   -----     -----


                                Page 1 of 20


                          MID-COAST BANCORP, INC.,


                                    Index


PART I     FINANCIAL INFORMATION                                           Page

Item 1:    Consolidated Balance Sheets of Mid-Coast Bancorp, Inc.
            (Unaudited) at September 30, 1999 and March 31, 1999             3

           Consolidated Statements of Income of Mid-Coast Bancorp, Inc.
            (Unaudited), Three Months Ended and Six Months Ended
            September 30, 1999 and 1998                                      5

           Consolidated Statement of Changes in Stockholders' Equity of
            Mid-Coast Bancorp, Inc. (Unaudited) for the period April 1,
            1998 to September 30, 1999                                       6

           Consolidated Statements of Cash Flows of Mid-Coast Bancorp,
            Inc. (Unaudited), for the Six Months Ended September 30,
            1999 and 1998                                                    7

           Notes to the Consolidated Financial Statements (Unaudited)        8

Item 2:    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

PART II    OTHER INFORMATION                                                19

SIGNATURES                                                                  20


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                               September 30,      March 31,
                                                                   1999             1999
                                                               -------------      ---------

                         ASSETS
Cash and due from banks                                         $ 1,517,090      $ 1,583,693
Interest bearing deposits                                           124,112           93,095
Federal funds sold                                                2,755,000        2,120,000
                                                                ----------------------------

      Cash and cash equivalents                                   4,396,202        3,796,788

Time deposits                                                     2,575,000        2,079,000
Investment securities available for sale                          6,498,119        5,216,681
Held to maturity investment securities (market value of
 $185,767 at September 30, 1999 and $186,415 at March
 31, 1999)                                                          200,000          200,000
Investment in Federal Home Loan Bank stock                          734,500          734,500
Loans held for sale                                                 682,879          179,000

Loans                                                            58,616,545       56,429,522
Less: Allowance for loan losses                                     445,794          404,385
      Deferred loan fees                                             71,346           60,589
                                                                ----------------------------

                                                                 58,099,405       55,964,548

Bank premises and equipment, net                                  1,663,095        1,734,619

Other assets:
  Accrued interest receivable- loans                                315,690          288,413
  Accrued interest receivable- time deposits                         15,455           18,328
  Accrued interest receivable- investment and
   mortgage-backed securities                                        90,092           70,213
  Deferred income taxes                                             143,106          113,137
  Prepaid expenses and other assets                                 355,207          375,636
  Real estate owned\other repo assets                                     0                0
                                                                ----------------------------
      Total other assets                                            919,550          865,727
                                                                ----------------------------

      Total assets                                              $75,768,750      $70,770,863
                                                                ============================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Demand deposits                                             $ 3,542,287      $ 3,106,977
    NOW Accounts                                                  6,390,466        5,309,433
    Savings                                                       8,375,960        6,582,120
    Money Market deposit accounts                                 5,460,448        4,711,304
    Certificates of deposit                                      33,658,752       32,705,039
                                                                ----------------------------

      Total deposits                                             57,427,913       52,414,873

  Advances from the Federal Home Loan Bank                       12,465,000       12,715,000
  Accrued expenses and other liabilities                            366,781          267,370
                                                                ----------------------------

      Total liabilities                                          70,259,694       65,397,243
                                                                ----------------------------

Stockholders' equity
  Common stock, $1 par value, 1,500,000 shares authorized;
   717,759 shares issued and outstanding (715,457 shares
   at March 31)                                                     717,759          715,457
  Paid-in capital                                                 1,535,924        1,535,412
  Retained earnings                                               3,543,145        3,371,524
  Accumulated other comprehensive income                            (88,267)         (25,500)
  Unearned compensation                                            (199,505)        (223,273)
                                                                ----------------------------

      Total stockholders' equity                                  5,509,056        5,373,620
                                                                ----------------------------

      Total liabilities and stockholders' equity                $75,768,750      $70,770,863
                                                                ============================


                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                          Six Months Ended             Three Months Ended
                                                            September 30,                 September 30,
                                                      -------------------------     -------------------------
                                                         1999           1998           1999           1998
                                                         ----           ----           ----           ----

Interest income:
  Interest on loans                                   $2,415,626     $2,279,621     $1,227,897     $1,133,638
  Interest on investment securities                      136,246        141,704         74,790         73,725
  Interest on mortgage-backed securities                  46,996              0         23,295              0
  Other interest income                                  134,784        172,557         68,134         98,821
                                                      -------------------------------------------------------
      Total interest income                            2,733,652      2,593,882      1,394,116      1,306,184

Interest expense:
  Interest on deposits                                 1,055,269      1,038,741        537,067        529,424
  Interest on borrowings                                 342,910        377,048        172,039        184,001
                                                      -------------------------------------------------------
      Total interest expense                           1,398,179      1,415,789        709,106        713,425
                                                      -------------------------------------------------------

      Net interest income                              1,335,473      1,178,093        685,010        592,759

Provision for loan losses                                 37,000         30,000         18,000         18,000
                                                      -------------------------------------------------------

      Net interest income after
       provision for loan losses                       1,298,473      1,148,093        667,010        574,759

Other income:
  Loan servicing and other loan fees                      32,936         25,228         17,691         13,183
  Gain on sale of loans                                   68,989         69,791         35,927         40,408
  Deposit account fees                                   117,860         90,327         60,987         40,743
  Miscellaneous                                           15,775         21,118          8,290         11,006
                                                      -------------------------------------------------------
                                                         235,560        206,464        122,895        105,340

Other expenses:
  Compensation of directors, officers and staff          449,112        405,702        244,525        198,129
  Building occupancy                                      49,644         48,458         25,097         23,654
  Repairs and maintenance                                 30,447         47,801         14,163         30,475
  Depreciation, amortization and software expense        142,563        122,302         71,111         62,927
  Advertising                                             20,818         55,300          9,000         29,526
  Insurance expense                                       40,873         38,011         18,357         18,871
  Professional fees                                       43,270         58,858         26,409         35,993
  Employee benefits                                      107,014         89,882         52,133         47,760
  Real estate owned                                          156          7,511              0          1,709
  Other                                                  285,768        289,770        148,944        147,361
                                                      -------------------------------------------------------
                                                       1,169,665      1,163,595        609,739        596,405
                                                      -------------------------------------------------------

Income before income taxes                               364,368        190,962        180,166         83,694
Income tax expense                                       122,135         72,033         62,387         36,668
                                                      -------------------------------------------------------
Net income                                            $  242,233     $  118,929     $  117,779     $   47,026
                                                      =======================================================

Earnings per share - basic                            $     0.34     $     0.17     $     0.17     $     0.07
                                                      =======================================================
Earnings per share - diluted                          $     0.34     $     0.17     $     0.17     $     0.07
                                                      =======================================================


                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

For the Period April 1, 1998 to September 30, 1999

                                                                                   Accumulated
                                                                               Other Comprehensive                      Total
                                           Common     Paid-In      Retained          Income            Unearned     Stockholders'
                                           Stock      Capital      Earnings          (Loss)          Compensation      Equity
                                           ------     -------      --------    -------------------   ------------   -------------

Balance March 31, 1998                    $711,960   $1,521,041   $3,253,517        $      0          $(145,783)     $5,340,735
  Net income                                     0            0      118,929               0                  0         118,929
  Net change in market value of
   investments available for sale,
   net of taxes                                  0            0            0           7,577                  0           7,577

Total comprehensive income                                                                                              126,506

  Acquisition of shares for stock award plan     0            0            0               0           (109,630)       (109,630)
  Amortization of unearned compensation          0            0            0               0             16,070          16,070
  Issuance of 2,549 shares
   of common stock upon
   exercise of options                       2,549        6,889            0               0                  0           9,438
  Cash dividends declared
   ($.10 per share)                              0            0      (71,148)              0                  0         (71,148)
                                          -------------------------------------------------------------------------------------

Balance September 30, 1998                 714,509    1,527,930    3,301,298           7,577           (239,343)      5,311,971
  Net income                                                         138,857                                            138,857
  Net change in market value of
   Investments available for sale,
   net of taxes                                  0            0            0         (33,077)                 0         (33,077)

Total comprehensive income                                                                                              105,780

  Amortization of unearned compensation          0            0            0               0             16,070          16,070
  Issuance of 2,442 shares
   of common stock upon
   exercise of options                         948        7,482            0               0                  0           8,430
  Cash dividends declared
   ($.10  per share)                             0            0      (68,631)              0                  0         (68,631)
                                          -------------------------------------------------------------------------------------

Balance March 31, 1999                     715,457    1,535,412    3,371,524         (25,500)          (223,273)      5,373,620
  Net income                                     0            0      242,233               0                  0         242,233
  Net change in market value
   Investments available for sale,
   net of taxes                                  0            0            0         (62,767)                 0         (62,767)

Total comprehensive income                                                                                              179,466

  Issuance of 2,302 shares
   of common stock upon
   exercise of options                       2,302        5,326            0               0                  0           7,628
  Cash dividends declared
   ($.10 per share)                              0            0      (70,612)              0                  0         (70,611)
  Amortization of unearned compensation          0            0            0               0             19,131          19,131
  Other activity related to Recognition and
   Retention Plan                                0       (4,814)           0               0              4,637            (177)
                                          -------------------------------------------------------------------------------------

Balance September 30, 1999                $717,759   $1,535,924   $3,543,145        $(88,267)         $(199,505)     $5,509,056
                                          =====================================================================================


                           MID-COAST BANCORP, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six months ended     Six months ended
                                                        September 30,        September 30,
                                                             1999                 1998
                                                       ----------------     ----------------

Cash flows from operating activities:
  Net income                                             $   242,233          $   118,929
  Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation, amortization, and accretion                110,284               40,761
    Provision for losses on loans                             37,000               30,000
    Gain on sale of loans                                    (68,989)             (69,791)
    Net change in deferred loan fees                          10,757                6,148
    Loss on sale of Real Estate Owned                              0                4,285
    Loans originated for sale                             (2,630,800)          (3,216,421)
    Proceeds from sales of loans                           2,195,910            3,062,566
    Increase in other assets                                 (19,495)             (62,634)
    Increase other liabilities                                99,411               43,086
                                                         --------------------------------

      Net cash used by operating activities                  (23,689)             (43,071)

Cash flows from investing activities:
  Loan originations and repayments, net                   (2,182,614)          (2,541,226)
  Net (increase)\decrease in time deposits                  (496,000)               1,000
  Investment and mortgage-backed securities:
    Purchases                                             (1,491,237)          (3,706,544)
    Proceeds from sales, maturities and repayments           110,984            3,000,646
  Purchases of property and equipment                        (17,909)            (280,696)
  Proceeds from sale of real estate owned                          0               51,780
                                                         --------------------------------

      Net cash used by investing activities               (4,076,776)          (3,475,040)

Cash flows from financing activities:
  Net increase in certificates
   of deposits                                               953,713            3,259,727
  Net increase in demand, NOW, savings
   and money market deposit accounts                       4,059,327            3,907,661
  FHLB Advances                                              750,000            4,000,000
  FHLB Advances paid                                      (1,000,000)          (3,250,000)
  Dividends paid in cash                                     (70,612)             (71,148)
  Sale of common stock                                         7,451                9,438
  Acquisition of shares for stock award plan                       0             (109,630)
                                                         --------------------------------

      Net cash provided by financing activities            4,699,879            7,746,048
                                                         --------------------------------

Net increase in cash and cash equivalents                    599,414            4,227,937

Cash and cash equivalents, at beginning of period          3,796,788            3,968,030
                                                         --------------------------------

Cash and cash equivalents, at end of period              $ 4,396,202          $ 8,195,967
                                                         ================================


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                             September 30, 1999


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

      The Bank had total assets of $75.8 million as of September 30, 1999. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson and Rockland, Maine. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

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


Comparison of Financial Condition at September 30,1999 and March 31,1999

      Total assets increased $5.0 million or 7.1% to $75.8 million at September 30, 1999 from $70.8 million at March 31, 1999. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments and originate loans.

      Total loans, including loans held for sale, increased $2.7 million, or 4.7%, from $56.6 million to $59.3 million at September 30, 1999.

      The following table shows loans held for sale and loans at September 30, 1999 and March 31, 1999, the net change and the percentage of change:

                                      September 30, 1999     March 31, 1999       Change       % change
                                      ------------------     --------------       ------       --------

Loans held for sale                      $   682,879          $   179,000       $  503,879      281.5%
Real estate mortgages-residential         36,767,735           35,973,168          794,567        2.2
Real estate mortgages-commercial           9,507,336            9,699,298         (191,962)      (2.0)
Construction, net of undisbursed           3,108,603            2,824,413          284,190       10.1
Other commercial                           3,159,161            2,618,523          540,638       20.6
Home equity                                1,757,176            1,467,125          290,051       19.8
Installment, passbook, and other           4,316,534            3,846,995          469,539       12.2
                                         ------------------------------------------------------------
     Total                               $59,299,424          $56,608,522       $2,690,902        4.8%
                                         ============================================================


Loans held for sale consist of fixed rate residential mortgage loans to be sold in the secondary market. The growth in other commercial loans and consumer loans has been primarily a result of the Bank's branch expansion during 1998, a positive economic climate in the Bank's market area and active solicitation of the business by the Bank's lending team.

      Investments, including Time Deposits, increased $1.8 million to $10.0 million at September 30, 1999. Time Deposits increased $496,000 or 23.9% and investments available for sale increased $1.3 million or 24.6%. The increase in the investment portfolio reflects management's decision to maximize the yield on deposit growth not currently used to fund loan growth.

      At September 30, 1999 total liabilities increased $4.9 million to $70.3 million. Demand deposits (non-interest bearing deposits) increased $435,310 or 14.0%, NOW, Savings and Money Market accounts increased $3.6 million or 21.8%, and Certificates of Deposit increased $953,713 or 2.9%. The $5.0 million growth in deposits for the six month period and $3.4 million growth for the three month period ended September 30, 1999 reflect the results from the Bank's branch expansion during 1998 and the favorable economic climate of the Bank's market area. The increase in transaction accounts (non Certificates of Deposit) reflects the Bank's successful strategy to expand it's marketing efforts to attract such deposits.

      Total Stockholders' Equity increased $135,436 to $5.5 million at September 30, 1999. The increase in equity is attributable to net income of $242,233 which is partially offset by the payment of a cash dividend of $70,611 and the decline in accumulated other comprehensive income of $62,767, due to changes in market value of investments available for sale.

Asset Quality and Allowance for Loan Losses

      At March 31, 1999 and September 30, 1999 total loans contractually past due 90 days or more amounted to $143,131 or 0.25% of loans and $241,312 or 0.41%, respectively. Non-accrual of interest on these loans totaled $7,253 at March 31, 1999 and $0 at September 30, 1999. At March 31, 1999, the Bank had $69,580 of accruing loans, which were 90 days or more delinquent as compared to $241,312 at September 30, 1999.

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion is deemed uncollectible in whole or in part as to principal and/or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Bank to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgment the loan is well secured and in the process of collection. Management determined that the $241,312 of loans which were 90 days delinquent at September 30, 1999 are well secured and did not deemed it necessary to place the loans on nonaccrual status.

      Total non-performing assets, including real estate owned (REO), totaled $143,131 or 0.20% of total assets at March 31, 1999 compared to $241,312 or 0.32% at September 30, 1999.

      The allowance for loan losses amounted to $445,794 at September 30, 1999 compared to $404,385 at March 31, 1999. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses of $37,000 and net recoveries of $4,409. The Bank's allowance for loan losses as a percentage of total loans was 0.75% at September 30, 1999.


                            RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 1999 and 1998

Net Income

      Mid-Coast recorded net income of $117,779 or $0.17 per share (fully diluted) for the three months ended September 30, 1999 and $242,233 or $0.34 per share (fully diluted) for the six months ended September 30, 1999. Net income for the three month period increased $70,753 or 150% and for the six month period increased $123,304 or 103.7% when compared to the same periods in 1998.

      The increase in net income has resulted from increases to total interest income, decreases in total interest expense, and increases in fee income, net of increases in provision for loan losses, non interest expense and applicable income taxes. Discussion of all of these components follows.

      These results are attributed to a number of factors including, the Bank's 1998 branch expansion to Belfast and Jefferson, increased and consistent marketing efforts and a positive economic climate in Mid Coast Maine.

Interest Income

      Total interest income amounted to $1,394,116 and $2,733,652 for the three and six months ended September 30, 1999, respectively. These amounts represent increases of $87,932 or 6.7% for the three month period and $139,770 or 5.4% for the six month period when compared to the same periods in 1998. The increases in total interest income are attributable to the growth in interest earning assets.

      The following table shows total interest earning assets, and the percentage of total interest earning assets to total assets at the dates indicated:

                       Total interest         % of
                       earning assets     total assets
                       --------------     ------------

At:
September 30, 1999      $72,186,155          95.3%
June 30, 1999            68,216,254          94.5
March 31, 1999           67,051,798          94.7
September 30, 1998       67,011,713          94.5


The yield on average interest earning assets amounted to 7.88% and 7.83% for the three and six months ended September 30, 1999, respectively.

Interest Expense

      Total interest expense amounted to $709,106 and $1,398,179 for the three and six months ended September 30, 1999, respectively. These amounts represent decreases of $4,319 or 0.6% and $17,610 or 1.2% for the three and six month periods , respectively. The decreases in total interest expense are primarily attributable to the net impact of the pay down of Advances from the Federal Home Loan Bank and the growth in lower costing transaction accounts. The cost of funds (total annualized interest expense as a percentage of average funding) was 4.13% for the three months and six months ended September 30, 1999, respectively.

      The following table shows balances of Certificates of deposit, Transaction deposit accounts (Demand deposits, NOW accounts, savings accounts, and money market accounts) and Advances from the Federal Home Loan Bank and their respective percentage to total funding at the dates indicated:

                            September 30, 1999     June 30, 1999     March 31, 1999     September 30, 1998
                            ------------------     -------------     --------------     ------------------

Certificates of deposit        $33,658,752          $32,503,840       $32,705,039          $31,294,561
 % of total funding                  48.2%                48.9%             50.2%                48.0%
Transaction accounts            23,769,161           21,530,316        19,709,834           21,044,243
 % of total funding                  34.0%                32.4%             30.3%                32.2%
Total deposits                  57,427,913           54,034,156        52,414,873           52,338,804
 % of total funding                  82.2%                81.3%             80.5%                80.2%
FHLB advances                   12,465,000           12,465,000        12,715,000           12,940,000
 % of total funding                  17.8%                18.7%             19.5%                19.8%
Total funding                  $69,892,913          $66,499,156       $65,129,873          $65,278,804
 % of total funding                100.00%              100.00%           100.00%              100.00%


Net Interest Income

      As a result of increases in total interest income and decreases in total interest expense, net interest income increased $92,251 or 15.6% for the three month period and increased $157,380 or 13.4% for the six month period ended September 30, 1999, respectively, when compared to the same periods in 1998. Net interest margin (annualized net interest income as a percentage of average earning assets) was 3.87% and 3.82% for the three months and six months ended September 30, 1999.

      When compared to the prior quarter, net interest income increased $34,547 or 5.3%. This increase is primarily due to an increase in total interest income created by the increase in volume of interest earning assets.

      Changes in net interest income occur from volume changes in interest earning assets and interest bearing liabilities, the mix of these components, and changes in interest rates. Loans, the primary component of interest earning assets, are comprised of products having fixed rates of interest over the life of the loan and variable rates of interest that change periodically as changes in the prime lending rate and other indices change. As of September 30, 1999, approximately $37.5 million or 63.9% of total loans had adjustable rates of interest.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses amounted to $18,000 and $37,000 for the three-month and six month period ended September 30, 1999, respectively, compared to $18,000 and $30,000 for the same periods in 1998.

Non Interest Income

      Total non interest income increased $17,555 or 16.7% for the three month period and increased $29,096 or 14.1% for the six month period ended September 30, 1999, when compared to the same periods in 1998. These increases are primarily attributable to the growth in transaction deposit account fees and the growth in loan servicing fees.

      When compared to the prior quarter, non interest income increased $10,230 or 9.1%. This increase occurred in loan servicing fee income, gain on sale of loans and deposit account fees.

      As of September 30, 1999, loans serviced for others amounted to $12.0 million, compared to $11.7 million at March 31, 1999 and $9.3 million at September 30, 1998.

Non Interest Expenses

      Total non interest expenses increased $13,334 or 2.2% for the three month period and increased $6,069 or 0.52% for the six month period ended September 30, 1999, respectively, when compared to the same periods in 1998. These increases are the net effect of increases in compensation related expenses (including benefits) associated with the increase in staff related to the 1998 branch expansion and the growth in lending personnel to implement the Bank's strategy to increase it's commercial loan and deposit business, decreases in marketing and other promotional expenses related to the branch expansion and increases in other expenses related to the overall growth in business.

      When compared to the prior quarter, total non interest expenses increased $49,814 or 8.9%, primarily due to approximately $32,000 for an additional payroll period during the quarter and a $9,548 increase in professional fees related to corporate planning..

Asset/Liability Management

      Like many other financial institutions, the Bank's most significant form of market risk is interest rate risk. The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than the Bank's interest-earning assets. The Bank believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by the Bank's Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

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

Liquidity and Capital Resources

      On September 30, 1999, the Holding Company's stockholders' equity was $5,509,056 or 7.27% of total assets compared to $5,373,620 or 7.59% at March 31, 1999.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At September 30, 1999, Waldoboro's liquid assets amounted to $9,286,742, resulting in a liquidity ratio of 16.27%, compared to 22.38% at September 30, 1998. Historically, the bank maintains a liquidity ratio of approximately 15%.

      On October 26, 1999, the board of directors declared a $0.10 cent per share cash dividend and a 5% stock dividend to be distributed to shareholders on December 31, 1999 to shareholders of record as of the close of business on December 1, 1999.

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

      At September 30, 1999, Waldoboro had tangible capital of $5,353,000 or 7.03% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,799,000 or 12.83% of risk-weighted assets at September 30, 1999.

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

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems and that it does not anticipate any material costs to be incurred. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at September 30, 1999, the largest commercial loan relationship approximated $715,000) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank has contacted its significant loan customers regarding their Year 2000 efforts and believes, based on the information provided, that its significant loan customers are compliant. In addition, the Company has developed a contingency plan in case any systems are not operational after the year 2000. This plan will be continually reviewed and revised to address all critical systems. It should also be noted that the Bank's regulatory agency, The Office of Thrift Supervision, has been monitoring, and plans to continue monitoring, the Bank's progress in addressing Year 2000 matters. The Bank on July 14, 1999 had its year 2000 examination by the OTS. To date the Bank has spent approximately $27,000 on the Year 2000 issue primarily due to the purchase of computer hardware, related installation cost and overtime for key employees.

Financial Services Modernization Bill
-------------------------------------

      The U.S. Congress recently passed legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. The legislation is being forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumers' information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of securities and insurance activities conducted in a financial holding company.

      In particular, the pending legislation would restrict certain of the powers that unitary savings and loan holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) would retain their authority under current law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

      Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

      We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.


                          PART II OTHER INFORMATION


Item 1.     Legal Proceedings.
            ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended September 30, 1999.

Item 2.     Changes in Securities and Use of Proceeds.
            ------------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            --------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

      On July 28, 1999, at the Annual Meeting of Shareholders of Mid-Coast
Bancorp, Inc.     Samuel Cohen, Ronald Dolloff and Lincoln O. Orff   were
elected as Directors for a term of three              years and until their
respective successors are appointed. The vote for the directors was as follows:

                              FOR       WITHHELD
                              ---       --------

        Samuel Cohen        526,181      42,904
        Ronald Dolloff      502,015      67,070
        Lincoln O. Orff     504,040      65,045

Wesley Richardson, George Seaver, Peter Van Alstine, Waite Weston, Robert Spear and Sharon Crowe are continuing as Directors following said meeting.

      In addition, the shareholders also voted to ratify at the annual meeting the appointment of Baker, Newman & Noyes as the Company's independent auditors for the 2000 fiscal year. The vote ratifying the appointment of the independent auditors was:

            FOR         567,387
            AGAINST       1,620
            ABSTAIN          78


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

                                       MID-COAST BANCORP, INC.



Date  November 9, 1999                 /s/ Wesley E. Richardson
      ------------------------         -------------------------------
                                                 (Signature)
                                            Wesley E. Richardson
                                           President and Treasurer