Form 10QSB
period 1999-12-31
MID COAST BANCORP INC
filed 2000-02-11
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB


            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.


For the Quarter ended: December 31, 1999          Commission File No. 0-18096


                           MID-COAST BANCORP, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                     01-0454232
------------------------------------------------------------------------
  (State or other jurisdiction                        I.R.S. Employer
of incorporation or organization)                    Identification No.)


1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                              04572
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No
                                                     -----    -----

      The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999, is 753,463.


Transitional Small Business Disclosure Format:   Yes       No   X
                                                     -----    -----


                          MID-COAST BANCORP, INC.,


                                    Index


PART I      FINANCIAL INFORMATION                                      Page

Item 1:  Consolidated Balance Sheets of Mid-Coast
         Bancorp, Inc. (Unaudited) at
         December 31, 1999 and March 31, 1999                             3

         Consolidated Statements of Income of Mid-Coast
         Bancorp, Inc. (Unaudited), Three Months Ended and
         Nine Months Ended December 31, 1999 and 1998                     5

         Consolidated Statement of Changes in Stockholders'
         Equity of Mid-Coast Bancorp, Inc. (Unaudited) for
         the period April 1, 1998 to December 31, 1999                    6

         Consolidated Statements of Cash Flows of Mid-Coast
         Bancorp, Inc. (Unaudited), for the Nine Months
         Ended December 31, 1999 and 1998                                 7

         Notes to the Consolidated Financial Statements (Unaudited)       8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

PART II  OTHER INFORMATION                                               18

SIGNATURES                                                               19



                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

        ASSETS

                                               December 31,   March 31,
                                               ------------------------
                                                  1999          1999
                                               ------------------------

Cash and due from banks                      $ 1,883,697     $ 1,583,693
Interest bearing deposits                         84,470          93,095
Federal funds sold                             1,375,000       2,120,000
                                             ---------------------------

      Cash and cash equivalents                3,343,167       3,796,788

Time deposits                                  2,179,000       2,079,000
Investment securities available for sale       6,906,522       5,216,681
Held to maturity investment securities
 (market value of $185,405 at December 31,
  1999 and $186,415 at March 31, 1999)           200,000         200,000
Investment in Federal Home Loan Bank stock       748,300         734,500
Loans held for sale                              148,500         179,000

Loans                                         60,923,678      56,429,522
Less: Allowance for loan losses                  463,794         404,385
      Deferred loan fees                          85,517          60,589
                                             ---------------------------

                                              60,374,367      55,964,548

Bank premises and equipment, net               1,620,356       1,734,619

Other assets:
  Accrued interest receivable- loans             295,718         288,413
  Accrued interest receivable- time deposits      17,078          18,328
  Accrued interest receivable- investment
   and mortgage-backed securities                 76,525          70,213
  Deferred income taxes                          159,889         113,137
  Prepaid expenses and other assets              359,523         375,636
  Real estate owned\other repo assets                  0               0
                                             ---------------------------
      Total other assets                         908,743         865,727
                                             ---------------------------
      Total assets                           $76,428,955     $70,770,863
                                             ===========================

See accompanying notes.


LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,   March 31,
                                               ------------------------
                                                  1999          1999
                                               ------------------------

                                               (Unaudited)   (Unaudited)
Liabilities:
  Deposits:
    Demand deposits                          $ 4,282,710     $ 3,106,977
    NOW Accounts                               6,588,457       5,309,433
    Savings                                    8,559,240       6,582,120
    Money Market deposit accounts              5,256,247       4,711,304
    Certificates of deposit                   33,127,464      32,705,039
                                             ---------------------------
      Total deposits                          57,814,118      52,414,873
  Advances from the Federal Home Loan Bank    12,715,000      12,715,000
  Accrued expenses and other liabilities         350,684         267,370
                                             ---------------------------
      Total liabilities                       70,879,802      65,397,243
                                             ---------------------------
Stockholders' equity
  Common stock, $1 par value, 1,500,000
   shares authorized; 753,463 shares
    issued and outstanding ( 715,457
     shares at March 31)                         753,463         715,457
  Paid-in capital                              1,754,706       1,535,412
  Retained earnings                            3,344,339       3,371,524
  Accumulated other comprehensive income        (113,415)        (25,500)
  Unearned compensation                         (189,940)       (223,273)
                                             ---------------------------
      Total stockholders' equity               5,549,153       5,373,620
                                             ---------------------------
      Total liabilities and stockholders'
       equity                                $76,428,955     $70,770,863
                                             ===========================

See accompanying notes.

                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                         Nine Months Ended          Three Months Ended
                                                            December 31,                December 31,
                                                         1999          1998          1999          1998
                                                         ----------------------------------------------
Interest income:
  Interest on loans                                   $3,670,241    $3,446,739    $1,254,615    $1,167,118
  Interest on investment securities                      216,221       195,765        79,975        54,061
  Interest on mortgage-backed securities                  80,179        10,332        33,183        10,332
  Interest on overnight funds and other deposits         205,334      276 ,010        70,550       103,453
                                                      ----------------------------------------------------
      Total interest income                            4,171,975     3,928,846     1,438,323     1,334,964

Interest expense:
  Interest on deposits                                 1,597,676     1,578,219       542,407       539,478
  Interest on borrowings                                 522,230       544,283       179,320       167,235
                                                      ----------------------------------------------------
      Total interest expense                           2,119,906     2,122,502       721,727       706,713

      Net interest income                              2,052,069     1,806,344       716,596       628,251

Provision for loan losses                                 55,000        49,000        18,000        19,000
                                                      ----------------------------------------------------

      Net interest income after
       provision for loan losses                       1,997,069     1,757,344       698,596       609,251

Other income:
  Loan servicing and other loan fees                      49,329        38,523        16,393        13,295
  Gain on sale of loans                                  104,158       114,739        35,169        44,948
  Deposit account fees                                   183,076       133,543        65,215        43,216
  Miscellaneous                                           21,356        31,248         5,581        10,130
                                                      ----------------------------------------------------
                                                         357,919       318,053       122,358       111,589

Other expenses:
  Compensation & benefits                                831,235       765,191       275,110       269,607
  Building occupancy                                      77,499        72,102        27,855        23,644
  Repairs and maintenance                                 46,502        76,104        16,055        28,303
  Depreciation, amortization and software expense        213,549       184,100        70,986        61,798
  Advertising                                             33,609        84,016        12,791        28,716
  Insurance expense                                       61,877        57,273        21,004        19,262
  Professional fees & shareholder services               179,365       169,486        77,552        53,332
  Real estate owned                                          156         8,844             0         1,333
  Other                                                  349,208       353,923       121,982       121,449
                                                      ----------------------------------------------------
                                                       1,793,000     1,771,039       623,335       607,444
                                                      ----------------------------------------------------

Income before income taxes                               561,988       304,358       197,619       113,396
Income tax expense                                       191,983       111,751        69,848        39,718
                                                      ----------------------------------------------------
Net income                                            $  370,005    $  192,607    $  127,771    $   73,678
                                                      ====================================================

Earnings per share - basic                            $     0.50    $     0.26    $     0.17    $     0.10
                                                      ====================================================
Earnings per share - diluted                          $     0.50    $     0.26    $     0.17    $     0.10
                                                      ====================================================

See accompanying notes.


                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

For the Period April 1, 1998 to September 30, 1999

                                                                                      Accumulated
                                                                                         Other
                                                                                     Comprehensive                    Total
                                                Common      Paid-In       Retained      Income        Unearned    Stockholders'
                                                Stock       Capital       Earnings      (Loss)      Compensation      Equity
                                               --------------------------------------------------------------------------------
Balance March 31, 1998                         $711,960    $1,521,041    $3,253,517    $       0     $(145,783)    $5,340,735
  Net income                                          0             0       192,607            0             0        192,607
  Net change in market value of
   investments available for sale,
    net of taxes                                      0             0             0        1,702             0          1,702
                                                                                                                   ----------
Total comprehensive income                                                                                            194,309

  Acquisition of shares for stock award plan          0             0             0            0      (109,630)      (109,630)
  Amortization of unearned compensation               0             0             0            0        24,105         24,105
  Issuance of 3,297 shares
   of common stock upon
    exercise of options                           3,297         8,947             0            0             0         12,244
  Cash dividends declared ($.20 per share)            0             0      (142,665)           0             0       (142,665)
                                               ------------------------------------------------------------------------------
Balance December 31, 1998                       715,257     1,529,988     3,303,459        1,702      (231,308)     5,319,098
  Net income                                                                 65,179                                    65,179
  Net change in market value of
   Investments available for sale,
    net of taxes                                      0             0             0      (27,202)            0        (27,202)
                                                                                                                   ----------

Total comprehensive income                                                                                             37,977

  Amortization of unearned compensation               0             0             0            0         8,035          8,035
  Issuance of 200 shares
   of common stock upon
    exercise of options                             200         5,424             0            0             0          5,624
  Cash dividends declared ($.10  per share)           0             0         2,886            0             0         (2,886)
                                               ------------------------------------------------------------------------------

Balance March 31, 1999                          715,457     1,535,412     3,371,524      (25,500)     (223,273)     5,373,620
  Net income                                          0             0       370,005            0             0        370,005
  Net change in market value
   Investments available for sale,
    net of taxes                                      0             0             0      (87,915)            0        (87,915)
                                                                                                                   ----------

Total comprehensive income                                                                                            282,090

  Issuance of  2,277 shares
   of common stock upon
    exercise of options                           2,277         5,258             0            0             0          7,535
  Cash dividends declared ($.20 per share)            0             0      (141,441)           0             0       (141,441)
  5% stock dividend                              35,729       218,850      (255,749)           0             0         (1,170)
  Amortization of unearned compensation               0             0             0            0        28,696         28,696
  Other activity related to Recognition and
   Retention Plan                                     0        (4,814)            0            0         4,637           (177)
                                               ------------------------------------------------------------------------------
Balance December 31, 1999                      $753,463    $1,754,706    $3,344,339    $(113,415)    $(189,940)    $5,549,153
                                               ==============================================================================


                           MID-COAST BANCORP, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine months ended   Nine months ended
                                                         December 31,        December 31,
                                                             1999                1998
                                                      -------------------------------------
Cash flows from operating activities:
  Net income                                             $   370,005      $   192,607
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
     Depreciation, amortization, and accretion               163,139           81,734
     Provision for losses on loans                            55,000           49,000
     Gain on sale of loans                                  (104,158)        (114,739)
     Net change in deferred loan fees                         24,928           19,100
     Loss on sale of Real Estate Owned                             0            4,285
     Loans originated for sale                            (2,615,950)      (5,535,930)
     Proceeds from sales of loans                          2,750,608        5,373,317
     (Increase) decrease in other assets                       4,740          (77,868)
     Increase (decrease) in other liabilities                 83,314          (53,049)
                                                         ----------------------------
    Net cash provided (used) by operating activities         731,626          (61,543)

Cash flows from investing activities:
  Loan originations and repayments, net                   (4,489,746)      (5,024,067)
  Net increase used by time deposits                        (100,000)        (197,000)
  Investment and mortgage-backed securities:
    Purchases                                             (2,011,767)      (6,016,214)
    Proceeds from sales, maturities and repayments           170,764        4,324,124
    Purchases of property and equipment                      (18,666)        (386,608)
    Proceeds from sale of real estate owned                        0           51,780
                                                         ----------------------------
    Net cash used by investing activities                 (6,449,415)      (7,247,985)

Cash flows from financing activities:
  Net increase in certificates of deposits                   422,424        3,058,610
  Net increase in demand, NOW, savings
   and money market deposit accounts                       4,976,820        4,937,139
  FHLB Advances                                            1,000,000        5,500,000
  FHLB Advances paid                                      (1,000,000)      (5,500,000)
  Dividends paid in cash                                    (142,611)        (142,665)
  Sale of common stock                                         7,535           12,244
  Acquisition of shares for stock award plan                       0         (109,630)
                                                         ----------------------------
  Net cash provided by financing activities                5,264,168        7,755,698

Net increase (decrease) in cash and cash equivalents        (453,621)         446,170

Cash and cash equivalents, at beginning of period          3,796,788        3,968,030
                                                         ----------------------------

Cash and cash equivalents, at end of period              $ 3,343,167      $ 4,414,200
                                                         ============================

See accompanying notes.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                              December 31, 1999


1.    Financial Statements
--------------------------

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

2.    Dividends Paid
--------------------

      The Board of Directors of the Company declared a cash dividend of $.10 for each share of common stock, which was payable on December 31, 1999 to shareholders of record on December 1,1999 and a 5% stock dividend, which was issued on December 31, 1999 to stockholders of record on December 1, 1999.

      Earnings per share for the three and nine months ended December 31, 1998 have been restated to reflect the additional shares issued for the stock dividend.

3.    Investments Available for Sale
------------------------------------

      Unrealized gains and losses, net of tax, on securities available for sale are reported as a component of accumulated other comprehensive income until realized. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

4.    Stock Award Plan
----------------------

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998 the Bank completed a three-for-one stock split and on December 31, 1999 the Bank paid a 5% stock dividend. As of December 31,1999 the Bank had 753,463 shares outstanding.

      The Bank had total assets of $76.4 million as of December 31, 1999.
The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson and Rockland, Maine. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

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

      The Company's results of operations reflects the Bank's efforts to structure its balance sheet to expand its commercial loans, commercial real estate loans and commercial transactional deposit relationships. From this strategy, the Bank anticipates that the growth in net interest income and non interest income will positively impact the results of operations. Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields on interest-earning assets and rates paid on interest-bearing liabilities (known as the interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

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


Comparison of Financial Condition at December 31,1999 and March 31,1999

      Total assets increased $5.7 million or 8.0% to $76.4 million at December 31, 1999 from $70.8 million at March 31, 1999. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments and originate loans.

      Total loans, including loans held for sale, increased $4.5 million, or 7.9%, from $56.6 million to $61.1 million at December 31, 1999.

      The following table shows loans held for sale and loans at December 31, 1999 and March 31, 1999, the net change and the percentage of change:

                                  December 31, 1999   March 31, 1999      Change      % change
                                  ------------------------------------------------------------

Loans held for sale                  $   148,500       $   179,000         (30,500)    (17.0)%
Real estate mortgages-residential     38,504,970        35,973,168       2,531,802       6.8
Real estate mortgages-commercial       9,448,878         9,699,298        (250,420)     (2.0)
Construction, net of undisbursed       3,196,554         2,824,413         372,141      13.2
Other commercial                       3,612,447         2,618 523         993,924      38.0
Home equity                            1,672,530         1,467,125         205,405      14.0
Installment, passbook, and other       4,488,299         3,846,995         641,304      16.7
                                     -------------------------------------------------------
      Total                          $61,072,178       $56,608,522      $4,463,656       7.9%
                                     -------------------------------------------------------

Loans held for sale consist of fixed rate residential mortgage loans to be sold in the secondary market. The growth in other commercial loans and consumer loans has been primarily a result of the Bank's branch expansion during 1998, a positive economic climate in the Bank's market area and active solicitation of the business by the Bank's lending team.

      Investments, including Time Deposits, increased $1.8 million to $9.3 million at December 31, 1999. Time Deposits increased $100,000 or 4.8% and investments available for sale increased $1.7 million or 32.4%. The increase in the investment portfolio reflects management's decision to maximize the yield relating to deposit growth which was not currently used to fund loan growth.

      At December 31, 1999, total liabilities increased $5.5 million to $70.9 million. Demand deposits (non-interest bearing deposits) increased $1.2 million or 37.8%, NOW, Savings and Money Market accounts increased $3.8 million or 22.9%, and Certificates of Deposit increased $422,425 or 1.3%. The $5.4 million growth in deposits for the nine month period and $386,205 growth for the three month period ended December 31, 1999 reflect the results from the Bank's branch expansion during 1998 and the favorable economic climate of the Bank's market area. The increase in transaction accounts (non Certificates of Deposit) reflects the Bank's successful strategy to expand it's marketing efforts to attract such deposits.

      Total Stockholders' Equity increased $175,533 to $5.5 million at December 31, 1999. The increase in equity is attributable to net income of $370,005, for the nine months ended December 31,1999 which is partially offset by the payment of cash dividends of $142,611 and the decline in accumulated other comprehensive income of $87,915, due to a decline in market value of investments available for sale.

Asset Quality and Allowance for Loan Losses

      At March 31, 1999 and December 31, 1999 total loans contractually past due 90 days or more amounted to $143,131 or 0.25% of loans and $153,566 or 0.25%, respectively. Non-accrual of interest on these loans totaled $7,253 at March 31, 1999 and $2,100 at December 31, 1999. At March 31, 1999, the Bank had $69,580 of accruing loans, which were 90 days or more delinquent as compared to $101,710 at December 31, 1999.

      The accrual of interest income is discontinued when a loan becomes delinquent and in management's opinion is deemed uncollectible in whole or in part as to principal and/or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Bank to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgment the loan is well secured and in the process of collection. Management determined that the $101,710 of loans which were 90 days delinquent at December 31, 1999 are well secured and did not deemed it necessary to place the loans on nonaccrual status.

      Total non-performing assets totaled $143,131 or 0.20% of total assets at March 31, 1999 compared to $153,566 or 0.20% at December 31, 1999.

      The allowance for loan losses amounted to $463,794 at December 31, 1999 compared to $404,385 at March 31, 1999. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses of $55,000 and net recoveries of $4,409. The Bank's allowance for loan losses as a percentage of total loans was 0.76% at December 31, 1999.

                            RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 1999 and 1998

Net Income

      Mid-Coast recorded net income of $127,771 or $0.17 per share (fully diluted) for the three months ended December 31, 1999 and $370,005 or $0.50 per share (fully diluted) for the nine months ended December 31, 1999. Net income for the three month period increased $54,093 or 73.4% and for the nine month period increased $177,398 or 92.1% when compared to the same periods in 1998.

      The increase in net income has resulted from increases to total interest income, relatively level total interest expense, and increases in fee income, net of increases in the provision for loan losses, non-interest expense and applicable income taxes. Discussion of all of these components follows.

      These results are attributed to a number of factors including, the Bank's 1998 branch expansion to Belfast and Jefferson, increased and consistent marketing efforts and a positive economic climate in Mid- Coast Maine.

Interest Income

      Total interest income amounted to $1,438,323 and $4,171,975 for the three and nine months ended December 31, 1999, respectively. These amounts represent increases of $103,359 or 7.7% for the three month period and $243,129 or 6.2% for the nine month period when compared to the same periods in 1998. The increases in total interest income are attributable to the growth in interest earning assets.

      The following table shows total interest earning assets, and the percentage of total interest earning assets to total assets at the dates indicated:

                        Total interest        % of
                        earning assets    total assets
                        ------------------------------
At:
December 31, 1999         $72,565,470         94.9%
September 30, 1999         72,186,155         95.3
June 30, 1999              68,216,254         94.5
March 31, 1999             67,051,798         94.7
December 31, 1998          66,358,855         93.5

The yield on average interest earning assets amounted to 7.88% and 7.85% for the three and nine months ended December 31, 1999, respectively.

Interest Expense

      Total interest expense amounted to $721,727 and $2,119,906 for the three and nine months ended December 31, 1999, respectively These amounts represent an increase of $15,014 or 2.1% for the three month period and a decrease of $2,596 or 0.1% for the nine month period.

      The changes in interest expense have been negatively impacted by an increasing trend on rates paid on deposits and Advances from the Federal Home Loan Bank and positively impacted by the Bank's emphasis on increasing lower costing transaction accounts.

      The cost of funds (total annualized interest expense as a percentage of average funding) was 4.08% and 4.15% for the three months and nine months ended December 31, 1999, respectively.

      The following table shows balances of Certificates of deposit, Transaction deposit accounts (Demand deposits, NOW accounts, savings accounts, and money market accounts) and Advances from the Federal Home Loan Bank and their respective percentage to total funding at the dates indicated:

                         December 31,1999   September30,1999   March 31, 1999   December 31, 1998
                         ------------------------------------------------------------------------
Certificates of deposit    $33,127,164        $33,658,752       $32,705,039        $31,093,444
  % of total funding              47.0%              48.2%             50.2%              47.5%
Transaction accounts        24,686,954         23,769,161        19,709,834         22,073,721
  % of total funding              35.0%              34.0%             30.3%              33.8%
Total deposits              57,814,118         57,427,913        52,414,873         53,167,165
  % of total funding              82.0%              82.2%             80.5%              81.3%
FHLB advances               12,715,000         12,465,000        12,715,000         12,190,000
  % of total funding              18.0%              17.8%             19.5%              18.7%
Total funding              $70,529,118        $69,892,913       $65,129,873        $65,357,165
  % of total funding            100.00%            100.00%           100.00%            100.00%

Net Interest Income

      As a result of increases in total interest income and relatively level total interest expense, net interest income increased $88,345 or 14.1% for the three month period and increased $245,725 or 13.6% for the nine month period ended December 31, 1999, respectively, when compared to the same periods in 1998.Net interest margin (annualized net interest income as a percentage of average earning assets) was 3.93% and 3.86% for the three months and nine months ended December 31, 1999.

      When compared to the prior quarter, net interest income increased $31,586 or 4.6%. This increase is primarily due to an increase in total interest income created by the increase in volume of interest earning assets and increases in interest rates used as indices for the Bank's adjustable rate portfolio.

      Changes in net interest income occur from volume changes in interest earning assets and interest bearing liabilities, the mix of these components, and changes in interest rates. Loans, the primary component of interest earning assets, are comprised of products having fixed rates of interest over the life of the loan and variable rates of interest that change periodically as changes in the prime lending rate and other indices change. As of December 31, 1999, approximately $40.8 million or 67.0% of total loans had adjustable rates of interest.

      As of December 31, 1999 the weighted average interest rate of the Bank's adjustable rate loan portfolio was 8.45% and the fixed rate loan portfolio was 8.24%.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses amounted to $18,000 and $55,000 for the three-month and nine month periods ended December 31, 1999, respectively, compared to $18,000 and $49,000 for the same periods in 1998.

Non Interest Income

      Total non-interest income increased $10,769 or 9.7% for the three month period and increased $39,866 or 12.5% for the nine month period ended December 31, 1999, when compared to the same periods in 1998. These increases are primarily attributable to the growth in transaction deposit account fees and the growth in loan servicing fees offset by decreases in gain on sale of loans due to reduced volume of origination and sale of loans held for sale.

      When compared to the prior quarter, non-interest income decreased $537 as the increase in transaction deposit account fees was offset by a decrease in miscellaneous income.

      As of December 31, 1999, loans serviced for others amounted to $12.5 million, compared to $11.7 million at March 31, 1999 and $10.7 million at December 31, 1998.

Non Interest Expenses

      Total non-interest expenses increased $15,891 or 2.6% for the three month period and increased $21,961 or 1.2% for the nine month period ended December 31, 1999, respectively, when compared to the same periods in 1998. These increases are the net effect of increases in compensation related expenses (including benefits) associated with the increase in staff related to the 1998 branch expansion and the growth in lending personnel to implement the Bank's strategy to increase its commercial loan and deposit business, decreases in marketing and other promotional expenses related to the branch expansion and increases in other expenses related to the overall growth in business.

      When compared to the prior quarter, total non-interest expenses increased $13,596 or 2.2% primarily due to a $40,000 increase in Professional fees & stockholder services associated with corporate planning.

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

Liquidity and Capital Resources

      On December 31, 1999, the Holding Company's stockholders' equity was $5,549,153 or 7.26% of total assets compared to $5,373,620 or 7.59% at March 31, 1999.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At December 31, 1999, Waldoboro's liquid assets amounted to $8,148,967, resulting in a liquidity ratio of 14.31%, compared to 15.57% at December 31, 1998. Historically, the Bank maintains a liquidity ratio of approximately 15%.

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

      At December 31, 1999, Waldoboro had tangible capital of $5,519,000 or 7.18% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. Waldoboro had risk-based capital of $5,983,000 or 13.08% of risk-weighted assets at December 31, 1999.

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

      The Holding Company presently believes that because of the conversion to new software in fiscal 1997, the year 2000 problem will not pose significant operational problems for the Holding Company's and the Bank's computer systems. Also, the Bank's loan portfolio is not significantly concentrated with any single borrower (at December 31, 1999, the largest commercial loan relationship approximated $709,000) and consists largely of loans secured by real estate. These factors help mitigate year 2000 risks pertaining to the valuation of the loan portfolio. The Bank has contacted its significant loan customers regarding their Year 2000 efforts and believes, based on the information provided, that its significant loan customers are compliant. To date the Bank has spent approximately $27,000 on the Year 2000 issue primarily due to the purchase of computer hardware, related installation cost and overtime for key employees.

      To date the Company has not experienced any problems related to the change over to the year 2000, nor have any problems been identified with customers, vendors or suppliers.

Financial Services Modernization Bill

      Landmark financial services legislation, titled the Gramm-Leach-Bliley Act was signed into law by President Clinton on November 12, 1999. The legislation modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. Generally, the legislation (i) repeals the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumers' information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of securities and insurance activities conducted in a financial holding company.

      In particular, the legislation restricts certain of the powers that unitary savings and loan holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) retain their authority under current law. All other savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the new law. The legislation also prohibits non-financial companies from acquiring savings and loan holding companies.

      Bank holding companies are permitted to engage in a wider variety of financial activities, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities.

      We do not believe that the legislation will have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.


                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended December 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         None


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


                                       MID-COAST BANCORP, INC.



Date February 11, 2000                 /s/ Wesley E. Richardson
     -----------------                 ------------------------
                                       (Signature)
                                       Wesley E. Richardson
                                       President and Treasurer