Form 10KSB
period 2000-03-31
MID COAST BANCORP INC
filed 2000-06-20
CIK 851785

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: March 31, 2000

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

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Total revenue for the issuer's fiscal year ended March 31, 2000 was $6,100,126.

      The number of shares outstanding as of June 12, 2000 is 753,727.

      Aggregate market value of common stock held by non-affiliates, based on the last reported sale price on May 24, 2000: $8,947,650.


                     DOCUMENTS INCORPORATED BY REFERENCE

      None.


                              TABLE OF CONTENTS


                                                                         Page
                                                                         ----

PART I                                                                     1
      Item 1. Description of  Business                                     1
      Item 2. Description of Property                                     25
      Item 3. Legal Proceedings                                           27
      Item 4. Submission of Matters to a Vote of Security Holders         27
PART II                                                                   27
      Item 5. Market for Common Equity and Related Stockholder Matters    27
      Item 6. Management's Discussion and Analysis                        29
      Item 7. Financial Statements                                        41
      Item 8. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        41
PART III                                                                  41
      Item 9. Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act                                               41
      Item 10. Executive Compensation                                     47
      Item 11. Security Ownership of Certain Beneficial Owners
                and Management                                            48
      Item 12. Certain Relationships and Related Transactions             50
      Item 13. Exhibits                                                   51

SIGNATURES                                                                54


PART I

Forward Looking Statements

      Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Mid-Coast Bancorp, Inc.'s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

      Mid-Coast Bancorp does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Pending Merger Agreement

      On March 27, 2000 the Company entered into an Agreement and Plan of Merger with Union Bankshares Company (Union) whereby Union will acquire all the Company's common stock to Union for $15.875 per share and the Company will be merged with and into a newly created merger subsidiary of Union. Union will be the surviving Company in the merger. The merger is subject to approval of the shareholders of both the Company and Union, as well as the approval of various state and federal banking regulatory authorities. The merger is expected to occur in the third quarter of 2000. The agreement stipulates that the Bank will, shortly after consummation the transaction, be merged with and into Union Trust Company, a subsidiary of Union.

                   Business of The Waldoboro Bank, F.S.B.

General

      The Bank was formed as a Maine building and loan association, the Waldoboro Building and Loan Association, on March 18, 1891 and received a federal charter on August 9, 1983. The Bank's operations are headquartered in Waldoboro, Maine. The deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank has a strong community orientation, with most of its customers located in Waldoboro, Rockland and surrounding communities in Knox and Lincoln counties, Maine. As of March 31, 2000, the Bank had total assets of $82,451,013, total deposits of $59,739,814, total borrowings of $16,715,000 and stockholders' equity of $5,482,528. As of March 31, 2000, the Bank had full service branch facilities in Waldoboro, Rockland, Belfast and Jefferson, Maine. The Bank has one wholly-owned subsidiary, First Waldo Corporation, which is currently inactive. The Bank's executive offices are located at 1768 Atlantic Highway, Waldoboro, Maine and its telephone number is (207) 832-7521.

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

Lending Activities

      The Bank's net loan portfolio totaled $61,783,671 at March 31, 2000, representing approximately 74.9% of its total assets. At that date, approximately 64.0% of the Bank's loan portfolio consisted of permanent mortgage loans secured by residential properties. In addition, approximately 16.6% of the Bank's loan portfolio consisted of permanent mortgage loans secured by commercial real estate, while secured and unsecured consumer, commercial and passbook loans represented 16.0% of the Bank's loan portfolio. Finally, construction loans represented 3.4% of the Bank's loan portfolio. Substantially all of the residential and commercial properties securing the Bank's loans are located within its market area as discussed above.

      The following table sets forth detailed information concerning the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                             At March 31,
                                            ----------------------------------------------
                                                    2000                     1999
                                            ---------------------    ---------------------
                                               Amount        %          Amount        %
                                               ------        -          ------        -

Mortgage loans:
  Residential                               $39,890,731     64.0%    $35,973,168     63.7%
  Commercial                                 10,341,277     16.6       9,699,298     17.2
  Construction, net of undisbursed funds      2,131,063      3.4       2,824,413      5.0
                                            ---------------------------------------------
    Total mortgage loans                     52,363,071     84.0      48,496,879     85.9
                                            ---------------------------------------------

Other loans:
  Home equity                                 1,783,823      2.9       1,467,125      2.6
  Commercial                                  3,444,558      5.5       2,618,523      4.6
  Passbook loans                                303,215      0.5         317,548      0.6
  Installment and other                       4,466,327      7.1       3,529,447      6.3
                                            ---------------------------------------------
    Total other loans                         9,997,923     16.0       7,932,643     14.1
                                            ---------------------------------------------
      Total loans                           $62,360,994    100.0%    $56,429,522    100.0%
                                            =============================================

      Residential Mortgage Loans. A substantial portion of the Bank's lending activity is comprised of residential mortgage loans, which, at March 31, 2000, represented 64.0% of the Bank's loan portfolio. Residential mortgage loan originations are derived from a number of sources, including the existing customers of the Bank, realtors, referrals, advertising and "walk-in" customers. The Bank's active solicitation of residential mortgage loans through real estate brokers has historically been its primary source of residential mortgage loan originations.

      The main focus of the Bank's residential lending activity is the origination of conventional mortgage loans on one- to four-family dwellings. Generally, these loans are conventional first mortgage loans of 80% of value or less that are neither insured, nor partially guaranteed by government agencies. The Bank also makes residential loans up to 95% of the appraised value, with the top 15% of the loan covered by private mortgage insurance, and Maine State Housing Authority, FHA and VA guaranteed loans ranging from 95% to 100% of appraised value.

      Currently, the Bank offers a variety of adjustable-rate mortgage loans with terms of up to 30 years. These mortgages have rates which are generally 3.0% above the U.S. Treasury Index and have adjustment periods of up to 7 years based on changes in the interest rate on U.S. Treasury obligations. Typically, such loans have a 2% maximum rate change in any one adjustment period and a maximum possible rate change of 5% during the term of the loan. Most of the adjustable-rate mortgage loans originated by the Bank are held in the Bank's portfolio. The primary reason for the Bank to retain these loans is to manage the interest rate sensitivity of the Bank's loan portfolio. See "Asset/Liability Management" located in the Management's Discussion and Analysis.

      In addition to adjustable-rate residential mortgage loans, the Bank also offers fixed-rate residential mortgage loans with terms typically ranging from 15 to 30 years, which are generally written to secondary market standards. During the fiscal year ended March 31, 2000, the Bank originated $5,225,205 in fixed-rate loans, of which $3,620,196 or 69.3% were sold to the secondary market. The remaining $1,605,009 or 30.7% of the fixed-rate loan originations were added to the Bank's portfolio.

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

      The Bank also makes construction loans to fund the construction of new buildings or the renovation of existing buildings and finances the construction of individual, owner-occupied houses by professional contractors and by individual owners only on the basis of stringent underwriting and construction loan management guidelines. Net construction loans comprised $2,131,063, or 3.4% of the Bank's loan portfolio at March 31, 2000.

      Commercial Real Estate and Other Commercial Loans. In addition to residential real estate loans, the Bank also originates loans secured by commercial real estate. At March 31, 2000, $10,341,277 or 16.6% of the Bank's loan portfolio was secured by commercial properties. The majority of the Bank's commercial real estate loans are secured by improved commercial property such as retail outlets and service establishments. Substantially all of the Bank's commercial real estate loan portfolio is secured by properties located in the Bank's primary market area.

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

      In addition, the Bank has begun to increase its commercial business loan portfolio. At March 31, 2000, such loans amounted to $3,444,558 or 5.5% of the Bank's loan portfolio. Commercial business loans are generally secured by equipment, machinery or other corporate assets. The Bank either requires principals of corporate borrowers to become co-borrowers or the Bank obtains personal guarantees from the principals of the borrower with respect to all commercial business loans.

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

      Consumer Loans. At March 31, 2000, Waldoboro had secured and unsecured consumer loans, which includes loans on deposit accounts, and home equity loans of $6,553,365 or 10.5% of the Bank's loan portfolio. The Bank's consumer loans have interest rates that are generally higher than residential mortgage rates. The average life of the Bank's consumer loans is typically less than five years. By maintaining its consumer lending, Waldoboro enhances its ability to maintain a profitable spread between its average loan yield and its cost of funds, while at the same time managing its sensitivity to interest rates.

      Loans to One Borrower. Regulations promulgated by the Office of Thrift Supervision (the "OTS"), the Bank's federal banking regulator, generally limit the permissible amount of loans to one borrower to the greater of 15% of unimpaired capital and surplus or $500,000. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at March 31, 2000 was $842,000. At March 31, 2000, the three largest outstanding balances of loans to any one borrower and related entities were $793,000, $608,000 and $546,000.

Scheduled Loan Maturities

      The following table presents information regarding contractual maturities of portions of Waldoboro's loan portfolio at March 31, 2000. Demand loans are reported as due in one year or less. No prepayment assumptions are utilized for purposes of this table. Scheduled principal payments prior to the loans maturity date are not reflected in payment periods prior to maturity.


                                                       Payment Due in Year Ended March 31,
                                     Balance at      ---------------------------------------
                                   March 31, 2000       2001       2002-2005        2006+
                                   --------------       ----       ---------        -----

Fixed rate loans:
  Residential real estate loans     $12,070,432      $  130,769    $   83,958    $11,855,705
  Commercial real estate
   & business loans                   4,016,348          86,897       962,049      2,967,402
  Consumer loans                      3,740,250          86,200     1,941,981      1,712,069
                                    --------------------------------------------------------
    Total fixed rate                 19,827,030         303,866     2,987,988     16,535,176

Adjustable rate loans:
  Residential real estate loans      29,480,170           3,116       461,934     29,015,120
  Commercial real estate
   & business loans                  10,185,118         857,573     1,126,830      8,200,715
  Consumer loans                      2,868,676             594     1,001,784      1,866,298
                                    --------------------------------------------------------
    Total adjustable rate            42,533,964         861,283     2,590,548     39,082,133
                                    --------------------------------------------------------
    Total loans                     $62,360,994      $1,165,149    $5,578,536    $55,617,309
                                    ========================================================


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

      The Bank's underwriting standards are guided by a formal written loan policy that is reviewed and approved annually by the board of directors of the Bank (the "Board"). This policy provides that the Loan Committee ratify or approve all loans, depending on loan size. Subsequently, the loan must be ratified or approved by the Board depending on loan size. In the case of a loan made to an officer of the Bank or the Holding Company, the loan must be approved by the Board as well as the Loan Committee and the Security Committee. Waldoboro requires title certification on all first mortgage liens, and the borrower is required to maintain hazard insurance on the secured property.

      Waldoboro has purchased loans in previous years and will continue to consider participations from third parties provided the terms are favorable and the loans meet Waldoboro's underwriting standards. The Bank routinely sells certain fixed-rate real estate loans in the secondary market as a means to better match its interest-sensitive assets and liabilities. For the year ended March 31, 2000, the Bank received $3,752,099 in proceeds from the sale of loans. Waldoboro will continue to consider additional sales of its loans in the future, depending on its needs, and the terms available in the market for such transactions.

      Fee Income. In addition to interest earned on loans, Waldoboro realizes fee income from its lending activities, including origination and collection fees for residential loans. Waldoboro also receives loan fees and charges related to existing loans, which include late charges and servicing fees.
At March 31, 2000, net origination fees deferred to future periods were $94,964.

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

      An asset is considered "special mention" if the asset displays potential weaknesses that deserve close attention by a bank's management and that, if uncorrected, might result in deterioration either of the asset's repayment prospects or in the future credit condition of the borrower. Special mention assets do not expose a bank to sufficient risk to warrant adverse classification under the classifications discussed below.

      An asset is considered "substandard" if it is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified "doubtful" possess the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

      The accrual of interest income is discontinued when a loan becomes delinquent and, in management's opinion, is deemed uncollectible in whole or in part as to principal and/or interest. In these cases, interest on such loans is recognized only when received. It is the policy of the Holding Company to generally place all loans that are 90 days or more past due on nonaccrual status, unless in management's judgment the loan is well secured and in the process of collection.

      At March 31, 2000 the Holding Company had $13,222 of accruing loans that were 90 days or more delinquent as compared to $69,580 at March 31, 1999. Unrecognized interest income on all loans on non-accrual status at March 31, 2000 totaled $4,212.

      At March 31, 2000, there were four residential real estate loans, with a combined outstanding balance of $275,867, whereby the borrowers have filed for bankruptcy. All four loans are current with their payments and have loan to value ratios of less than 70%. Management does not anticipate any future losses associated with these four loans. Management is not aware of any other loans which are potential problem loans at present.

Nonperforming Assets


                                                                   At March 31,
                                                         --------------------------------
                                                           2000        1999    1998
                                                           ----        ----    ----

Nonperforming loans:
  Mortgage loans in process of foreclosure               $109,740    $     --    $     --
  Loans more than 90 days past due and still accruing      13,222      69,580      69,570
  Nonaccrual loans                                          8,625      73,551     225,056
                                                         --------------------------------
Total nonperforming loans                                 131,587     143,131     294,626

Real estate owned, net                                    180,000          --      70,383
                                                         --------------------------------

Total nonperforming assets                               $311,587    $143,131    $365,009
                                                         ================================

Ratio of nonperforming loans to total loans                  0.21%       0.25%       0.58%
Ratio of nonperforming assets to total assets                0.38%       0.20%       0.58%


Allowance for Loan Losses

      The allowance for loan losses (ALL) is maintained by a provision charged against income at a level that management considers adequate to provide for potential losses. The amount of the provision is based upon management's evaluation of individual loans, past loss experience, current economic conditions, the inherent risk in the loan portfolio and other relevant factors. While management believes the current level is adequate, there can be no assurance that the Bank will not have to increase its provision for loans losses in the future as a result of changing conditions, such as a deterioration in the local economy or an increase in problem loans. In addition, the OTS reviews the ALL as part of its routine examinations. The OTS can require additions to the ALL based on its examination findings.

      An analysis of activity in the allowance for loan losses for the years ended March 31, 2000 and 1999 is provided below.


      Balance, March 31, 1998                          $346,896
        Charge-offs - Primarily Consumer                (11,657)
        Recoveries                                        1,146
                                                       --------
        Net charge-offs                                 (10,511)
        Provision for loan losses                        68,000
                                                       --------
      Balance, March 31, 1999                          $404,385
        Charge-offs - Primarily Consumer                 (4,986)
        Recoveries                                        4,960
                                                       --------
        Net charge-offs                                     (26)
        Provision for loan losses                        78,000
                                                       --------
      Balance, March 31, 2000                          $482,359
                                                       ========

      Net charge-offs to average loans outstanding:

        Year ended March 31, 1999                          0.02%
        Year ended March 31, 2000                          0.00%


      A breakdown of the allowance for loan losses at March 31, 2000 and 1999 is shown below:


                                                         2000                      1999
                                                 ---------------------     ----------------------
                                                            Percent of                Percent of
                                                             Loans to                  Loans to
                                                  Amount    Total Loans     Amount    Total Loans
                                                  ------    -----------     ------    -----------

Mortgage loans - residential and construction    $ 60,000      67.4%       $ 60,000      68.7%
Mortgage loans - commercial                       100,000      16.6         100,000      17.2
Other commercial                                  215,000       5.5         100,000       4.6
Consumer and other loans                           55,000      10.5          45,000       9.5
General allocation                                 52,359        --          99,385        --
                                                 --------------------------------------------
                                                 $482,359     100.0%       $404,385     100.0%
                                                 ============================================


Investments

      Federally chartered thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds whose assets conform to the investments that a federally chartered thrift institution is otherwise authorized to make directly. At March 31, 2000, 10.0% of the total consolidated assets of the Holding Company were investment securities. See
Note 2 of the Holding Company's Consolidated Financial Statements included herein.

      Currently, the Bank's debt securities are classified as "held-to-maturity" or "available for sale" in accordance with Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities." The investment securities classified as "held-to-maturity" are reported in the Bank's financial statements at amortized cost. Investments in a mutual fund of $687,249 and debt securities classified as "available for sale" are carried at market value. The following table sets forth the composition of the Bank's portfolio of investment securities at the dates indicated.


                                                            At March 31,
                                   ----------------------------------------------------------------
                                                2000                              1999
                                   ------------------------------    ------------------------------
                                   Amortized Cost    Market Value    Amortized Cost    Market Value
                                   --------------    ------------    --------------    ------------

Held to maturity:
Investment securities:
  U.S. Agency Obligations               200,000          185,445          200,000          186,415
                                     -------------------------------------------------------------
      Total Investment securities    $  200,000       $  185,445       $  200,000       $  186,415
                                     =============================================================

Available for sale:
Investment securities:
  U.S. Treasury Obligations          $2,599,840       $2,541,265       $       --       $       --
  U.S. Agency Obligations             2,000,000        1,932,528        3,099,567        3,073,472
  Mortgage-backed securities          2,058,591        1,977,440        1,498,574        1,487,355
                                     -------------------------------------------------------------
                                     $6,658,431       $6,451,233       $4,598,141       $4,560,827

Mutual Fund                             687,249          687,249          657,177          655,854

Required investment in Federal
 Home Loan Bank Stock                   910,800          910,800          734,500          734,500
                                     -------------------------------------------------------------
                                     $8,256,400       $8,049,282       $5,989,818       $5,951,181
                                     =============================================================


      The following table shows the maturities of the Bank's bonds at March 31, 2000 and the weighted average yield on such securities. Mortgage-backed securities are shown at final maturity dates.


                                                 After 1       After 5
                                                 Year but     Years but
                                                  Within       Within
                                Within 1 Year    5 Years       10 Years    After 10 Years       Total
                                -------------    --------     ---------    --------------       -----

Held to maturity:

Federal Home Loan Bank Bonds
  Amortized Cost                   $    --      $  200,000    $     --        $      --      $  200,000
  Yield                                 --            3.93%         --               --            3.93%
                                   --------------------------------------------------------------------
Held to Maturity Total             $    --      $  200,000    $     --        $      --      $  200,000
                                   --------------------------------------------------------------------

Available for Sale:
U.S. Treasury Obligations
  Amortized Cost                   $    --      $2,000,000    $     --        $      --      $2,000,000
  Yield                                 --            6.07%         --               --            6.07%

U.S. Agency Obligations:
  Amortized Cost                   $    --      $2,299,840    $300,000        $      --      $2,599,840
  Yield                                 --            6.03%       8.00%              --            6.26%

Mortgage-backed securities:
  Amortized Cost                   $    --      $       --    $     --        $2,058,591     $2,058,591
  Yield                                 --              --          --              6.95%          6.95%
                                   --------------------------------------------------------------------

Available for Sale Total           $    --      $4,299,840    $300,000        $2,058,591     $6,658,431
                                   --------------------------------------------------------------------
Total                              $    --      $4,499,840    $300,000        $2,058,591     $6,858,431
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

      At March 31, 2000, compared to March 31, 1999, money market accounts decreased $118,622 or 2.5%, while certificates of deposit decreased $856,355 or 2.6%, NOW accounts increased $6,069,138 or 114.3%, primarily due to a $5.0 million deposit received during the fourth quarter, savings deposits increased $1,197,841 or 18.2% and demand deposits increased $926,558 or 29.8%.

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


                                            Year Ended March 31, 2000
                                 ------------------------------------------------
                                                  % of
                                   Average      Average      Interest     Average
                                   Balance      Deposits     Expense       Rate
                                   -------      --------     --------     -------

Demand deposits                  $ 3,324,369      6.03%     $       --       --%
NOW Accounts                       6,332,339     11.49          84,869     1.34
Savings                            7,939,781     14.41         169,858     2.14
Money Market Deposit accounts      5,018,060      9.11         188,650     3.76
Certificates of deposit           32,478,943     58.96       1,691,888     5.21
                                 ----------------------------------------------
                                 $55,093,492    100.00%     $2,135,265     3.88%
                                 ==============================================


                                            Year Ended March 31, 1999
                                 ------------------------------------------------
                                                  % of
                                   Average      Average      Interest     Average
                                   Balance      Deposits     Expense       Rate
                                   -------      --------     --------     -------

Demand deposits                  $ 3,142,831      6.31%     $       --       --%
NOW Accounts                       4,999,798     10.04          75,973     1.52
Savings                            6,676,381     13.41         179,002     2.68
Money Market Deposit accounts      4,784,736      9.60         168,879     3.53
Certificates of deposit           30,216,858     60.64       1,670,643     5.53
                                 ----------------------------------------------
                                 $49,820,604    100.00%     $2,094,497     4.20%
                                 ==============================================


      The maturities of certificates of deposit in amounts greater than or equal to $100,000 at March 31, 2000 are set forth in the following table.


                    Maturity              Amount

                 0 - 3 months           $1,977,066
                 3 - 6 months              730,729
                 6-12 months             1,035,559
                 After 12 months           440,857
                                        ----------
                                        $4,184,211
                                        ==========


      The Bank offers a number of investment alternatives to depositors. Interest rates paid and minimum balance requirements for deposits may vary from time to time as determined by the Bank's management, based on prevailing market conditions. Waldoboro's deposit accounts are obtained primarily from the areas immediately surrounding its offices.

      The Bank has offered IRA accounts and intends to continue to do so in the future. At March 31, 2000, $3,157,000 of IRA accounts were on deposit with the Bank.

      Borrowings. Deposits are Waldoboro's primary source of funds for lending activities and other general business purposes. During periods when the supply of lendable funds cannot meet the demand for such activities and purposes, the FHLB system seeks to provide a portion of the funds necessary through advances to its members. Historically, Waldoboro has relied on advances from the FHLB of Boston rather than other sources. Waldoboro has used such advances from the FHLB of Boston as an alternative to deposits when rates are favorable as a means to enhance the Bank's interest rate spread and as a source of lendable funds. At March 31, 2000, Waldoboro had $16,715,000 in outstanding advances from the FHLB at a weighted average stated rate of 5.68%.

      Waldoboro has access to a line of credit approximating $1,258,000 at March 31, 2000 with the FHLB of Boston for short-term borrowing purposes. The Bank did not have any outstanding borrowings under this line of credit at March 31, 2000.

      The Bank intends to continue to fund its mortgage loan commitments with borrowed funds from the FHLB of Boston when the supply of other lendable funds is insufficient or more costly and/or when such borrowings would enhance the Bank's ability to manage its mix of assets and liabilities.

Asset/Liability Management

      The following table sets forth the scheduled repricing or maturity of the Holding Company's financial assets and liabilities at March 31, 2000.

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


                                                   (Dollars in thousands)
                                 1 year or    >1 to 2     >2 to 3     >3 to 5    >5 to 10    Over 10
                                    less       years       years       years       years      years      Total
                                 ---------    -------     -------     -------    --------    -------     -----

Financial assets(1):
  Mortgage loans & mortgage
   backed securities:
Residential mortgage loans:
  Balloon & adjustable rate      $  9,812     $  8,331    $  8,262    $ 2,013    $ 1,062     $    --    $29,480
  Fixed rate                        1,433          918         762      1,310      2,353       5,294     12,070
Mortgage backed securities             35           38          40         90        293       1,563      2,059
Consumer & commercial loans         8,686        2,332       1,822      2,639      1,940       3,392     20,811

Investments & other
 earning assets                     8,043           --          --      4,500        300          --     12,843
                                 ------------------------------------------------------------------------------
Total financial assets             28,009       11,619      10,886     10,552      5,948      10,249     77,263

Financial liabilities(1)
  Deposits:
    NOW accounts, savings and
     Money market accounts         23,751           --          --         --         --          --     23,751
  Certificates of deposit          28,776        2,183         504        364         22          --     31,849
FHLB borrowings                     9,500        2,500       1,000      1,000      2,715          --     16,715
                                 ------------------------------------------------------------------------------
Total financial liabilities      $ 62,027     $  4,683    $  1,504    $ 1,364    $ 2,737          --    $72,315

GAP                              $-34,018     $  6,936    $  9,382    $ 9,188    $ 3,211     $10,249    $ 4,948
GAP to total assets                -41.25%        8.41%      11.38%     11.14%      3.89%      12.43%
Cumulative GAP                    -34,018      -27,082     -17,700     -8,512     -5,301       4,948
Cumulative GAP to total assets     -41.25%      -32.84%     -21.46%    -10.32%     -6.43%       6.00%

--------------------
<F1>  For purposes of this table, financial assets are defined as all interest earning assets other than FHLB stock. Financial liabilities consist of all interest-bearing liabilities.

Employees

      At March 31, 2000, the Bank had a total of 23 full-time employees and 8 part-time employees, none of whom were represented by collective bargaining units. The Bank offers its employees a variety of training programs designed to enhance their skills. The Bank also provides its full-time employees with a benefits package that includes life, long-term disability and medical insurance, a 401(k) plan and a pension plan. Management of Waldoboro believes that good relations are maintained with its employees.

Service Corporation

      The Bank has one service corporation, First Waldoboro Corporation ("First Waldoboro"). First Waldoboro was originally formed for the purpose of offering certain securities brokerage services. However, management of the Bank subsequently determined not to use First Waldoboro for that purpose, and the service corporation is presently inactive.

      Federal regulations permit the Bank to invest an amount up to 2% of its assets in the capital stock, obligations and other securities of its service corporations. This amount is increased to 3 % if the additional 1% is used primarily for community, inner city or community development purposes. At March 31, 2000, the Bank's direct investment in First Waldoboro was $10,000.

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

      QTL Test. The HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Additionally, the association may include 100% of its credit card loans, education loans and small business loans as "qualified thrift investments." A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. As of March 31, 2000, the Bank had met the QTL test in the requisite months and expects to continue to operate as a Qualified Thrift Lender in the future.

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

      Tangible Capital Requirement. Each savings institution is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In computing tangible capital, intangible assets must, in general, be deducted from an institution's assets and capital, and mortgage servicing rights may be included within certain limitation on amount if the rights satisfy certain requirements. In determining compliance with capital requirements, equity and debt investments in subsidiaries that are not "includable subsidiaries," which term includes subsidiaries engaged solely in activities permissible for a national bank, in activities only as an agent for its customers, or in mortgage-banking activities, are excluded from an institution's assets and capital. At March 31, 2000, the Bank had no investments in or extensions of credit to nonincludable subsidiaries, and its tangible capital amounted to approximately $5,624,000 or 6.8% of its adjusted total assets.

      Core Capital Requirements. Capital requirements also require core capital equal to at least 4% of an institution's adjusted total assets. Core capital is defined similarity to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. At March 31, 2000, the Bank had no supervisory goodwill and the Bank's core capital amounted to approximately $5,624,000 or 6.8% of its adjusted total assets.

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

      In computing both assets and total capital for purposes of the risk-based capital ratio, the portion of land loans and nonresidential construction loans in excess of an 80 % loan-to-value ratio and non-qualifying equity investments are each deducted. At March 31, 2000, the Bank had no non-qualifying equity investments, excess land loans or nonresidential construction loans.

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories, which are based on the amount of credit risk associated with that particular class of assets. Assets excluded for purposes of calculating capital are excluded in calculating risk-weighted assets. The risk categories range from 0% for assets such as cash and securities issued by or backed by the full faith and credit of, the U.S. Government to 100% for assets such as consumer loans, repossessed assets or assets more than 90 days past due, and certain equity investments that have the same risk characteristics as determined by the OTS. Qualifying residential mortgage loans and qualifying residential construction loans are assigned a 50% risk weight, while non-qualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio are assigned 100% risk weight.

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

      At March 31, 2000, the Bank's total capital amounted to approximately $6,106,000 or 12.7% of its total risk-weighted assets.

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

      The following table sets forth the various components of the regulatory capital for the Bank at March 31, 2000.


                               Minimum
                               Required                Actual            Excess
                          ------------------    -------------------      ------

Tangible Capital          1.5%    $1,244,000     6.8%    $5,624,000    $4,380,000
Tier 1 (Core) Capital     4.0%    $3,317,000     6.8%    $5,624,000    $2,307,000
Risk-based Capital        8.0%    $3,843,000    12.7%    $6,106,000    $2,263,000

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

      The Funds Act also amended the FDIA to expand the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the assessment base for the FICO bonds included the deposits of both BIF- and SAIF-insured institutions. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF- assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessment on SAIF-assessable deposits for the payments on FICO bonds for the first, second, third and forth quarters of fiscal 2000 were 0.0588%, 0.0580%, 0.0592% and 0.0212%, respectively.

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

      Financial Modernization Act. Landmark financial services legislation, titled the Gramm-Leach-Bliley Act, was signed into law by President Clinton on November 12, 1999. The legislation modernizes the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. Generally, the legislation (i) repeals the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies,
(iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provides an enhanced framework for protecting the privacy of consumers' information, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modifies the laws governing the implementation of the Community Reinvestment Act and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of securities and insurance activities conducted in a financial holding company.

      In particular, the legislation restricts certain of the powers that unitary savings and loan holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Holding Company) retain their authority under the law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. The legislation also prohibits non-financial companies from acquiring savings and loan holding companies.

      The Holding Company does not believe that the legislation will have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets it currently serves.

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

      The following table sets forth certain information with respect to the Bank's offices in Waldoboro, Rockland, Belfast and Jefferson.


                                                                       Net Book Value at
Location                       Year Occupied/Opened    Owned/Leased     March 31, 2000
----------------------------------------------------------------------------------------

Principal Executive Offices            1988               Owned            $735,717
1768 Atlantic Highway
P. O. Box 589
Waldoboro, Maine

Rockland Branch Office                 1995               Owned            $425,759
73 Camden Street
P. O. Box 669
Rockland, Maine

Belfast Branch Office                  1998               Leased           $ 74,386
3 Starrett Drive
Belfast , Maine

Jefferson Branch Office                1998               Leased           $ 76,181
Route 32
P. O. Box 239
Jefferson, Maine

<F1>  Includes the building, leasehold improvements and land net of depreciation.


Item 3. Legal Proceedings

      From time to time, the Holding Company and the Bank are involved in routine litigation stemming from the operations of the Bank. During the fiscal year ended March 31, 2000, however, there was no material litigation pending to which the Holding Company or the Bank was a party or of which the property of the Holding Company or the Bank was the subject.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of fiscal year ended March 31, 2000, there was no matter that was submitted to a vote of the stockholders.

                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      On March 31, 2000, there were 753,570 shares of the Holding Company's Common Stock outstanding held by approximately 395 holders of record. Also at such date, the Holding Company had granted options to purchase 5,583 shares of the Holding Company's Common Stock.

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


                                                         Cash
                                                       Dividends
                                                       Paid per
Quarter Ended                  High(1)     Low(1)      Share(1)
----------------------------------------------------------------

March 31, 1998                 $13.34      $12.22          --
June 30, 1998                   11.67       10.96      $0.095
September 30, 1998               9.29        8.10          --
December 31, 1998                9.29        6.67       0.095

March 31, 1999                 $ 9.53      $ 6.67          --
June 30, 1999                    8.10        5.72       0.095
September 30, 1999               8.34        6.55          --
December 31, 1999                8.13        7.00       0.095

March 31, 2000                  15.88        6.00          --

<F1>  All figures adjusted to reflect a 5% stock dividend on December 31,
      1999.

      On April 11, 2000 the Holding Company declared a dividend of $.10 per share to Stockholders of record on June 2, 2000 and payable June 30, 2000. The ability of the Holding Company to pay dividends, is dependent, in part, on the ability of the Bank to pay dividends to the Holding Company. See
Note 10 to the Consolidated Financial Statements for a discussion of the Bank's ability to pay dividends to the Holding Company.

Item 6. Management's Discussion and Analysis.

Selected Consolidated Financial and Other Data

      The following tables set forth selected consolidated financial and other data of the Holding Company at the dates and for the years indicated and should be read in conjunction with the Holding Company's Consolidated Financial Statements and accompanying notes thereto and other financial information included elsewhere herein.


                                                           At March 31,
                             -----------------------------------------------------------------------
                                2000           1999           1998           1997           1996
                                ----           ----           ----           ----           ----

Financial condition data:
  Loans, net                 $61,783,671    $55,964,548    $50,213,531    $48,979,032    $42,465,559
  Other interest-
   earning assets             15,812,708     10,622,276      9,362,898      6,523,454      9,422,891
  Total assets                82,464,022     70,770,863     63,015,163     58,925,368     54,362,066
  Deposits                    59,633,433     52,414,873     45,171,416     42,180,698     41,816,902
  Borrowings                  16,715,000     12,715,000     12,190,000     11,440,000      7,465,000
  Stockholders' equity       $ 5,626,663    $ 5,373,620    $ 5,340,735    $ 5,075,545    $ 4,926,077


                                                  For the Years Ended March 31,
                             -----------------------------------------------------------------------
                                2000           1999           1998           1997           1996
                                ----           ----           ----           ----           ----

Operating data:
  Interest income            $5,623,498     $5,229,465     $4,917,589     $4,588,646     $4,389,689
  Interest expense            2,871,099      2,814,771      2,623,506      2,436,580      2,485,256
                             ----------------------------------------------------------------------
  Net interest income         2,752,399      2,414,694      2,294,083      2,152,066      1,904,433
  Provision for loan
   losses                        78,000         68,000         73,000         87,000         62,010
  Other income                  476,628        460,938        303,286        235,021        183,277
  Other expense               2,437,508      2,408,014      1,809,874      1,913,379      1,565,259
                             ----------------------------------------------------------------------
  Income before
   income taxes                 713,519        399,618        714,495        386,708        460,441
  Income tax expense            250,331        141,832        238,879        143,933        156,994
                             ----------------------------------------------------------------------
  Net income                 $  463,188     $  257,786     $  475,616     $  242,775     $  303,447
                             ======================================================================

  Basic earnings per
   Share(1)                  $     0.62     $     0.35     $     0.64     $     0.33     $     0.42
                             ======================================================================
  Diluted earnings per
   share(1)                  $     0.62     $     0.35     $     0.64     $     0.32     $     0.41
                             ======================================================================


                                                For the Years Ended March 31,
                             ------------------------------------------------------------------
                              2000           1999           1998           1997           1996
                              ----           ----           ----           ----           ----

Statistical data (2):
  Interest rate spread        3.56%          3.39%          3.63%          3.67%          3.30%
  Net yield on average
   Earning assets             3.90           3.76           3.99           4.07           3.68
  Return on average assets    0.62           0.38           0.78           0.43           0.56
  Return on average equity    8.48           4.96           9.06           4.74           6.28
  Average equity to
   average assets             7.31           7.65           8.62           9.12           8.92
  Dividend payout ratio      32.26          54.22          25.61          48.27          35.30

<F1>  All years restated to reflect 5% stock dividend in 2000, 3 for 1 stock split in 1998 and 5% stock dividend in 1996.
<F2>  Average balances were computed using month end amounts.

General

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included in item 7 in this report. The financial condition and results of operations of the Holding Company reflect the operations of its subsidiary, The Waldoboro Bank, F.S.B. (the "Bank").

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

      From this strategy, the Bank anticipates its interest and non-interest income will increase. Like most financial institutions, Waldoboro's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference between yields on interest-earning assets and rates paid on interest bearing liabilities (known as the interest rate spread) and (ii) the relative amounts of interest earning assets and interest bearing liabilities outstanding.

      The Bank and the entire financial services industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates on money market funds, the stock market, other competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry, and loan refinancing in response to changing interest rates. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of loans and investments, investment returns and borrowings.

Financial Condition

      Total assets increased $11.7 million or 16.5% to $82.5 million at March 31, 2000 from $70.8 million at March 31, 1999. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments and originate loans.

      Total loans, including loans held for sale, increased $5.8 million, or 10.2%, from $56.6 million to $62.4 million at March 31, 2000.

      The following table shows loans held for sale and loans at March 31, 2000 and March 31, 1999, the net change and the percentage of change:


                          March 31, 2000    March 31, 1999      Change      % change
                          --------------    --------------      ------      --------

Loans held for sale         $    --           $   179,000     $ (179,000)   (100.0)%
Real estate mortgages-
 residential                 39,890,731        35,973,168      3,917,563      10.9
Real estate mortgages-
 commercial                  10,341,277         9,699,298        641,979       6.6
Construction, net of
 undisbursed                  2,131,063         2,824,413       (693,350)    (24.6)
Other commercial              3,444,558         2,618,523        826,035      31.6
Home equity                   1,783,823         1,467,125        316,698      21.6
Installment and other         4,769,542         3,846,995        922,547      24.0
                            ------------------------------------------------------
Total                       $62,360,994       $56,608,522     $5,752,472      10.2%
                            ======================================================


      The growth in other commercial loans and consumer loans has been primarily a result of the Bank's branch expansion during 1998, a positive economic climate in the Bank's market area and active solicitation of the business by the Bank's lending team.

      Federal funds sold increased $3,265,000 or 154.0% to $5,385,000 at March 31, 2000. The increase resulted from a strategy to invest, on a short term basis, the proceeds from a large deposit received during quarter ending March 31, 2000. These funds will be invested into loans and longer term investments.

      Investments, including Time Deposits, increased $2.1 million to $10.3 million at March 31, 2000. Time Deposits increased $2,000 and investments available for sale increased $1.9 million or 36.8%. The increase in the investment portfolio reflects management's decision to maximize the yield relating to deposit growth while maintaining the Bank's liquidity targets.

      At March 31, 2000, total liabilities increased $11.4 million to $76.8 million. Demand deposits (non-interest bearing deposits) increased $926,558 or 29.8%, NOW, Savings and Money Market accounts increased $7.1 million or 43.1%, and Certificates of Deposit decreased $856,355 or 2.6%. The increase in transaction accounts (non Certificates of Deposit) reflects the Bank's successful strategy to expand its marketing efforts to attract such deposits.

      Total Stockholders' Equity increased $253,043 to $5.6 million at March 31, 2000. The increase in equity is attributable to net income of $463,188 which is partially offset by the payment of cash dividends of $142,607, the decline in accumulated other comprehensive income of $113,539, due to a decline in market value of investments available for sale and an increase of $46,001 attributable to activity related to employee and director benefit plans.

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

      At March 31, 2000, the adjustable rate loans in the residential mortgage loan portfolio totaled $29.5 million or 71.0% and adjustable rate loans in the commercial loan portfolio totaled $10.2 million or 71.7%. The Bank's strategy regarding liabilities is to attempt to restructure its deposits by increasing NOW and savings accounts and decreasing certificates of deposit. Certificates of deposit represent $31.8 million or 53.4% of the Bank's deposits at March 31, 2000 as compared to $32.7 million or 62.4% at March 31, 1999.

      Typically, in a rising interest rate environment, the Bank's interest rate spread would decrease because liabilities would be repricing faster than assets for the same period. In contrast, in a declining rate environment, the spread would increase resulting in a positive affect on the Bank's net interest income. However many of the Bank's interest bearing liabilities have no stated maturity date and therefore interest rate changes on such deposit products are more subject to control by management. With this in mind, management allows for an asset/liability position in which liabilities are more rate sensitive than the assets within limits established by the Bank's Asset/Liability Committee.

Average Balance, Interest and Yield/Rates

      The following tables present average balances, yields and rates for major classes of interest-earning assets and interest-bearing liabilities for the periods indicated. Additionally, the table presents interest rate spreads and ratios of net interest income to average interest-earning assets. All average balances have been computed using month-end amounts. Non-performing loan amounts have been included in average balances. Since the Holding Company has had no significant investments or loans for which interest was exempt from income taxes, no tax equivalent adjustments have been reflected.


                                      Year Ended March 31, 2000              Year Ended March 31, 1999
                                 -----------------------------------    -----------------------------------
                                   Average                    Yield/      Average                    Yield/
                                   Balance       Interest      Rate       Balance       Interest      Rate
                                   -------       --------     ------      -------       --------     ------

Interest-earning assets:
  Loans                          $59,135,697    $4,946,955    8.36%     $52,902,202    $4,588,941    8.67%
  Interest bearing &
   time deposits                   2,458,735       133,992    5.45%       3,655,632       207,952    5.69%
  Federal funds sold               1,749,967        90,199    5.15%       3,829,465       196,752    5.14%
  Investments & mortgage-
   backed securities               7,216,243       452,352    6.27%       3,877,991       235,820    6.08%
                                 -------------------------              -------------------------
Total interest-earning
 assets                           70,560,642     5,623,498    7.97%      64,265,290     5,229,465    8.14%

Other assets:
  Allowance for loan losses         (443,344)                              (367,609)
  Cash and due from banks          1,867,030                              1,418,678
  Fixed assets                     1,665,516                              1,696,547
  Other assets                     1,051,158                                985,600
                                 -----------                            -----------
Total assets                     $74,701,002                            $67,998,506
                                 ===========                            ===========

Interest-bearing liabilities:
  NOW, savings & money
   market accounts                19,290,180       443,377    2.30%      16,460,915       423,854    2.57%
  Certificates of deposit         32,478,943     1,691,888    5.21%      30,216,858     1,670,643    5.53%
  Borrowings                      13,368,579       735,834    5.50%      12,547,603       720,274    5.74%
                                 -------------------------              -------------------------
Total interest-bearing
 liabilities                      65,137,702     2,871,099    4.41%      59,225,376     2,814,771    4.75%

Other liabilities:
  Demand deposits                  3,324,369                              3,142,831
  Other liabilities                  777,136                                431,470
                                 -----------                            -----------
Total liabilities                 69,239,207                             62,799,677
Stockholders' equity               5,461,795                              5,198,829
                                 -----------                            -----------

Total liabilities and
 stockholders' equity            $74,701,002                            $67,998,506
                                 ===========                            ===========
Net interest income                             $2,752,399                             $2,414,694
                                                ==========                             ==========
Interest rate spread                                          3.56%                                  3.39%
Net interest income as a
 percentage of average
 interest-earning assets                                      3.90%                                  3.76%


                                      Year Ended March 31, 1998
                                 -----------------------------------
                                   Average                    Yield/
                                   Balance       Interest      Rate
                                   -------       --------     ------

Interest-earning assets:
  Loans                          $49,601,915    $4,464,822    9.00%
  Interest bearing &
   time deposits                   1,559,093        87,522    5.61%
  Federal funds sold               2,806,836       155,004    5.52%
  Investments & mortgage-
   backed securities               3,487,291       210,241    6.03%
                                 -------------------------
Total interest-earning
 assets                           57,455,135     4,917,589    8.56%

Other assets:
  Allowance for loan losses         (318,443)
  Cash and due from banks          1,158,854
  Fixed assets                     1,539,018
  Other assets                     1,093,918
                                 -----------
Total assets                     $60,928,482
                                 ===========

Interest-bearing liabilities:
  NOW, savings & money
   market accounts                14,626,501       419,661    2.87%
  Certificates of deposit         27,352,018     1,544,788    5.65%
  Borrowings                      11,185,205       659,057    5.89%
                                 -------------------------
Total interest-bearing
 liabilities                      53,163,724     2,623,506    4.93%

Other liabilities:
  Demand deposits                  2,187,357
  Other liabilities                  325,651
                                 -----------
Total liabilities                 55,676,732
Stockholders' equity               5,251,750
                                 -----------

Total liabilities and
 stockholders' equity            $60,928,482
                                 ===========
Net interest income                             $2,294,083
                                                ==========
Interest rate spread                                          3.63%
Net interest income as a
 percentage of average
 interest-earning assets                                      3.99%


Rate/Volume Analysis

      A significant contributor to the Holding Company's level of profitability over the long term is its net interest income, which is a function of both the interest rates it earns or pays and of the amount, or volume, of its interest-earning assets and interest-bearing liabilities. The relative significance that rate and volume have had in various periods on the Holding Company's results of operations can be observed by measuring the extent to which the change in each has been responsible for increases or decreases in net interest income.

      The table below sets forth certain information regarding the changes in the components of net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by old volume) and (2) changes in volume (change in volume multiplied by old rate). The net change attributable to both volume and rate has been allocated proportionately.


                                             Year Ended March 31, 2000                Year Ended March 31, 1999
                                                 Compared to 1999                         Compared to 1998
                                                Increase (Decrease)                      Increase (Decrease)
                                             -------------------------                -------------------------
                                               Volume        Rate           Net         Volume        Rate           Net
                                               ------        ----           ---         ------        ----           ---

Interest on interest-earning assets:
  Loans                                       $521,458    $(163,444)      $358,014    $273,311    $(149,192)      $124,119
  Interest-bearing
   & time deposits                             (65,227)      (8,733)       (73,960)    119,247        1,183        120,430
  Federal funds sold                          (107,184)         631       (106,553)     51,612       (9,864)        41,748
  Investments &
   mortgage-backed
   securities                                  209,260        7,272        216,532      23,744        1,835         25,579
                                              ----------------------------------------------------------------------------
  Total Interest Income                       $558,307    $(164,274)      $394,033    $467,914    $(156,038)      $311,876
                                              ----------------------------------------------------------------------------

Interest on interest-bearing liabilities:
  Savings, NOW, & money market
   deposit accounts                             65,720      (46,197)        19,523      23,010      (18,817)         4,193
  Certificates of deposit                      117,508      (96,263)        21,245     157,535      (31,680)       125,855
  Borrowings                                    45,188      (29,628)        15,560      77,651      (16,434)        61,217
                                              ----------------------------------------------------------------------------
  Total Interest Expense                       228,416     (172,088)        56,328     258,196      (66,931)       191,265
                                              ----------------------------------------------------------------------------

NET INTEREST INCOME                           $329,891    $   7,814       $337,705    $209,718    $ (89,107)      $120,611
                                              ============================================================================


                            RESULTS OF OPERATIONS

Comparison of Years Ended March 31, 2000 and 1999

Net Income

      Mid-Coast recorded net income of $463,188 or $0.62 per share for the year ended March 31, 2000 compared to $257,786 or $0.35 per share for the year ended March 31,1999.

      The 79.70% increase in net income has resulted from increases to total interest income, relatively level total interest expense, and increases in fee income, a modest increase in provision for loan losses, stable other expenses and an increase in income taxes. Discussion of all of these components follows.

      These results are attributed to a number of factors including, the Bank's 1998 branch expansion to Belfast and Jefferson, increased and consistent marketing efforts and a positive economic climate in Mid Coast Maine.

Interest Income

      Total interest income amounted to $5,623,498 an increase of $394,033 or 7.5%. The increases in total interest income are attributable to the growth in interest earning assets, primarily loans, offset by a decline in the yields.

      Interest income on Investments and mortgage backed securities increased $216,532 or 91.8% primarily due to a $3.3 million increase in the average balance outstanding.

      Interest income on loans increased $358,014 or 7.8% primarily due to a $6.2 million or 11.8% increase in the average balance outstanding. The average yield on loans decreased to 8.36% from 8.67%, a result of the Bank's emphasis on adjustable rate loans.

      The following table shows total interest earning assets, and the percentage of total interest earning assets to total assets at the dates indicated:


                           Total interest          % of
                           earning assets      total assets
                           --------------      ------------

At:
March 31, 2000              $78,173,702            94.8%
December 31, 1999            72,565,470            94.9
September 30, 1999           72,186,155            95.3
June 30, 1999                68,216,254            94.5
March 31, 1999               67,051,798            94.7


Interest Expense

      Total interest expense amounted to $2,871,099, an increase of $56,328 or 2.0%, due primarily to a $5.9 million or 10.0% increase in the average outstanding balances of deposits and borrowings.

       Interest expense has been positively impacted by the Bank's emphasis on increasing lower cost transaction accounts. As a result of this strategy, the average rate paid on deposits decreased to 4.41% from 4.75%.

      The following table shows balances of Certificates of deposit, Transaction deposit accounts (Demand deposits, NOW accounts, savings accounts, and money market accounts) and Advances from the Federal Home Loan Bank and their respective percentage to total funding at the dates indicated:


                           March 31, 2000    December 31,1999    September 30,1999    March 31, 1999
                           --------------    ----------------    -----------------    --------------

Certificates of deposit     $31,848,684        $33,127,164         $33,658,752         $32,705,039
  % of total funding              41.7%               47.0%               48.2%               50.2%
Transaction accounts        27,784,749          24,686,954          23,769,161          19,709,834
  % of total funding              36.4%               35.0%               34.0%               30.3%
Total deposits              59,633,433          57,814,118          57,427,913          52,414,873
  % of total funding              78.1%               82.0%               82.2%               80.5%
FHLB advances               16,715,000          12,715,000          12,465,000          12,715,000
  % of total funding              21.9%               18.0%               17.8%               19.5%
Total funding              $76,348,433         $70,529,118         $69,892,913         $65,129,873
  % of total funding            100.00%             100.00%             100.00%             100.00%


Net Interest Income

      As a result of increases in total interest income and relatively level total interest expense, net interest income amounted to $2,752,399, an increase of $337,705 or 14.0%.

      Changes in net interest income occur from volume changes in interest earning assets and interest bearing liabilities, the mix of these components, and changes in interest rates. Loans, the primary component of interest earning assets, are comprised of products having fixed rates of interest over the life of the loan and variable rates of interest that change periodically as changes in the prime lending rate and other indices change. As of March 31, 2000, approximately $42.5 million or 68.2% of total loans had adjustable rates of interest.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses amounted to $78,000, an increase of $10,000 or 14.7%. This increase is related to the growth in commercial and commercial real estate loans. As of March 31, 2000, the allowance for loan losses amounted to $482,359, an increase of $77,794. As a percentage of outstanding loans the allowance is 0.77% and as a percentage of nonperforming loans the allowance is 366.6% at March 31, 2000.

Non Interest Income

      Total non interest income amounted to $476,628, an increase of $15,690 or 3.4%. This increase is attributable to a $33,861 or 16.1% increase in deposit account fees, due to an increase in the number of accounts, a $10,090 or 17.2% increase in loan servicing related fees, offset by a $51,199 or 28.0% decrease in gain on sale of loans due to lower loan sales volume and a $22,938 increase in other noninterest income.

      For the fiscal year 2000, proceeds from sale of loans and loans held for sale amounted to $3,752,099 as compared to $6,130,644 in 1999. As of March 31, 2000, loans serviced for others amounted to $14,121,272 million, compared to $11,687,993 million at March 31, 1999.

Non Interest Expenses

      Total non interest expenses amounted to $2,437,508, an increase of $24,494 or 1.2%. This increase is the net effect of an $8,198 or 0.7% increase in compensation related expenses (including benefits), a $44,927 or 23.8% increase in professional fees, related primarily to corporate planning including evaluation and planning of potential merger and acquisition activity, a $48,002 or 51.3% decrease in advertising and marketing expenses, and a $24,371 or 2.3% increase in all other operating expenses.

Income Tax Expense

      Income tax expense increased $108,499 or 76.5% as a result of the increase in pretax income from operations.

Comparison of Years Ended March 31, 1999 and 1998

      Net income for the year ended March 31, 1999 amounted to $257,786, compared to $475,616 for the year ended March 31, 1998. This decrease is primarily related to the increased expenses caused by the Bank's decision to expand its branch system from two locations to four by establishing new locations. Net income was $0.35 earnings per share of common stock . This compares to $0.64 earnings per share of common stock for the 1998 fiscal year.

      Changes from March 31, 1998 to March 31, 1999, include an increase in total interest income of $311,876 or 6.34%, an increase in total interest expense of $191,265 or 7.29%, an increase in net interest income of $120,611 or 5.26%, an increase in other income of $157,652 or 51.98%, and in increase in other expenses of $598,140 or 33.05%. The details of these changes are discussed throughout the remainder of this section.

      Total interest income for the year ended March 31, 1999 increased $311,876 or 6.34% compared to fiscal 1998. The increase in interest on mortgage-backed securities is related to the Bank's strategy to improve interest yields by increasing the average balances of investments. Other interest income which is comprised of Federal Funds sold and interest bearing time deposits increased due to an increase in the volume of those assets.

      Total interest expense for the year ended March 31, 1999, increased $191,265 or 7.29% compared to the same period in the prior year. This increase is primarily related to increases in the average balances of NOW accounts, savings, certificates of deposit and borrowings. These increases in deposit accounts are primarily related to certificate of deposit growth at the Bank's three branches, coupled with lesser increases in NOW accounts and savings.

      The Bank's provision for loan losses was $68,000 for the year ended March 31, 1999, compared to $73,000 for 1998. Combined with net charge-offs of $10,511, this resulted in an allowance for loan losses of $404,385 or a 16.57% increase over the previous fiscal year. The increase corresponds to the growth in residential mortgages and commercial loans.

      The allowance for loan losses to non-performing loans was 282% at March 31, 1999, compared to 118% at March 31, 1998. The allowance to total loans was 0.72% at March 31, 1999 compared to 0.68% at March 31, 1998.

      Other income for the year ended March 31, 1999 was primarily generated from three areas: loan servicing and other loan fees, gain on sale of loans and deposit account fees. The increase in other income totaled $157,652 or 51.98% compared to year ended March 31, 1998. The increases in loan servicing and gain on sale of loans is primarily related to the Bank's continued effort to increase loan sales to the secondary market. Proceeds from loan sales were $6.1 million in fiscal 1999 compared to $3.4 million in 1998. Increases in deposit account fees are consistent with the accounts that generate fee income, primarily relating to overdraft fees.

      Total noninterest expenses increased $598,140 or 33.0%, due primarily to the branch expansion. The branch expansion impacted compensation and benefits with increased staffing levels, occupancy and equipment, and advertising and marketing relating to branch promotional activities. In addition the Bank upgraded it's communication system and data processing system to accommodate increased volume.

      The provision for income tax for the year ended March 31, 1999, was $141,832 a decrease of $97,047 from the previous year due to lower income before income taxes. See note 6 to the consolidated financial statements for further information regarding income taxes.

Liquidity and Capital Resources

      Liquidity is a measure of the Bank's ability to fund loans, provide a source for withdrawal of deposits and allow for the payment of normal cash expenses. The Bank's primary sources of funds are deposits, borrowings, regular payments of loan principal and interest and prepayments of loan principal. To a lesser extent, the Bank obtains funds from maturities of investment securities, and funds provided by operations.

      During the past several years, the Bank has used funds primarily to meet its ongoing commitments to fund maturing time deposits and savings withdrawals, to fund existing and continuing loan commitments and to maintain liquidity. The Bank has periodically supplemented its liquidity needs with advances from the FHLB. The Bank's current borrowing capacity exceeds $46,000,000. At March 31, 2000, the Bank's borrowings from the FHLB were $16.7 million.

      At year end March 31, 2000, stockholders' equity was $5,626,663 or 6.82% of assets compared to $5,373,620 or 7.59% at March 31,1999. The reduced percentage reflects the increase in assets during the period. The Bank is required to maintain specified amounts of capital pursuant to federal regulations. At yearend March 31, 2000, the Bank's capital substantially exceeded core capital, tangible capital and risk based capital regulatory requirements. See note 10 of the consolidated financial statements for further information.

Impact of Inflation and Changing Interest Rates

      The Holding Company's consolidated financial statements and related notes presented elsewhere herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Holding Company are monetary in nature. As a result, interest rates have a more significant impact on the Holding Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Management believes that, through the implementation of its strategic plan (see "Financial Condition - Asset/Liability Management"), it has taken important steps to maintain positive interest rate spreads, and to control the potential effects of interest rate fluctuations on the Holding Company's earnings.
Item 7. Financial Statements.

      See Pages F-1 to F-30.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      BOARD OF DIRECTORS


                        Director     Term
Name                     Since*     Expires    Age    Position
--------------------------------------------------------------

Samuel Cohen              1990      2002       59     Chairman
Ronald Dolloff            1988      2002       63     Director
Lincoln O. Orff           1991      2002       68     Director
Sharon E. Crowe           1994      2000       45     Director
Wesley E. Richardson      1989      2001       57     President
George Seaver             1998      2001       51     Director
Robert W. Spear           1976      2000       59     Vice Chairman
Peter Van Alstine         1998      2001       55     Director
Waite W. Weston           1967      2000       59     Director

<F*>  Includes service as director of the Bank prior to the formation of the Holding Company.

SAMUEL COHEN, Chairman of the Board, is an attorney in Waldoboro. He is currently a member of the American Legion, the Masons, the Lincoln County Bar Association and the Maine Trial Lawyers Association. Mr. Cohen is also a member of the Maine and Massachusetts Bars.

RONALD E. DOLLOFF has been employed in education since 1956 and is a retired member of the Maine and National Secondary Principals Associations. Mr. Dolloff is a former selectman, assessor and acting Town Manager of Waldoboro and currently serves as treasurer, organist and minister of the Waldoboro United Methodist Church.

LINCOLN O. ORFF is a real estate broker in Jefferson, Maine. He is a Past Master of the Riverside Lodge, Past Patron of the Eastern Star and the former owner of the Tilton Agency, an insurance agency located in Jefferson, Maine. He served 34 years as First Selectman of Jefferson and he also serves as the secretary of The Windsor Agricultural Fair.

SHARON E. CROWE, works in the Marketing and Program Development Office at the Maine General Medical Center. Ms. Crowe serves on the Board of Directors for the United Way of Mid-Maine, is a former member and past president of Rockland Rotary Club and is a Rotary International Paul Harris Fellow. She is also an alumnus of the Leadership Maine Program.

WESLEY E. RICHARDSON has been President, Chief Executive Officer and Treasurer of the Bank since 1985. He is a former Vice President of Tanglewood, a 4H camp, a former trustee of Northeast Healthcare and a member of the Rockland Rotary.

GEORGE SEAVER since 1992 has been Vice President and part owner of Ocean Organics Corporation, a company providing specialty organic fertilizers for golf courses. In addition, Mr. Seaver manages Waldoboro Environmental Park, a small business park, is a former treasurer of the Maine Seaweed Council, serves on the Board of Directors of the Dutch Neck Cemetery Association and is a member of the Waldo Theatre Board of Directors. He is a former member of the Maine School Administrative District 40 school Board of Directors.

ROBERT W. SPEAR, Vice Chairman of the Board, owns and operates Spear Farm, Inc., a 450 acre dairy and crop operation. Mr. Spear served 16 years on the Board of Selectmen for the Town of Nobleboro, Maine, and 18 years as a State Representative for District 59 in the Maine House of Representatives. Mr. Spear currently serves as the State of Maine Commissioner of Agriculture.

PETER VAN ALSTINE, in 1978, founded and remains principal of Peter Van Alstine Insurance and Financial Services providing a variety of Insurance and financial services to individuals and businesses. Mr. Van Alstine is a trustee and treasurer of Northeast Health.

WAITE W. WESTON, owns and operates Weston's Hardware, a family business that has been in existence since 1921.

Executive Officers Who Are Not Directors

ROBERT E. CARTER, JR., 49, has been Senior Vice President and Chief Operations Officer since 1999; prior to that Mr. Carter served as Vice President of the Bank and Vice President of the Holding Company since its incorporation. Mr. Carter is a director of Mid-Coast Children's Services, a pre-school agency for children with special needs, President of Knox Suburban Little League, and chairman of a local scholarship committee.

Compliance with Section 16(a) of the Exchange Act

      Section 16 of the Exchange Act requires the Holding Company's executive officers and directors, and any person owning more than ten percent (10%) of a class of the Holding Company's stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC").

      Director Robert Spear failed to file a Form 4 in a timely manner reporting the exercise of 735 option of common stock. The transaction has been reported on Form 5, and Director Spear is now current in his Section 16(a) filings.

      Senior Vice President Robert E. Carter, Jr. failed to file a Form 4 in a timely manner reporting the exercise of 537 options of common stock. The transaction has been reported on a Form 5 and Mr. Carter is now current in his Section 16 (a) filings.

      Based solely upon a review of the reports filed with the SEC and furnished to the Holding Company, as well as information furnished to the Holding Company by various reporting persons, the Holding Company believes that all other Section 16(a) filing requirements were complied with.

Item 10. Executive Compensation.

      Currently, the Chairman of the Board receives a quarterly stipend of $5,000, which will continue until the merger with Union is finalized. The Vice Chairman of the Board receives a $1,000 annual retainer. Directors of the Bank receive $250 for each board meeting attended, and $50 for each committee meeting attended. Committee appointments are made yearly in August of the given fiscal year.

      During the fiscal year ended March 31, 2000, the Holding Company did not pay any cash compensation to its officers and directors.

Executive Compensation Table

      The following table provides certain summary information concerning compensation paid or accrued by the Bank to or on behalf of the Holding Company's President, Treasurer and Chief Executive Officer for the last three fiscal years ended March 31, 2000.


                                    Annual Compensation                                  Long Term Compensation
                       --------------------------------------------    ---------------------------------------------------------
                                                                                 Awards              Payouts
                                                                       --------------------------    -------
                                                         Other         Restricted    Securities
     Name and                                            Annual          Stock       Underlying       LTIP      All Other
Principal Position     Year    Salary     Bonus     Compensation(1)     Award(2)     Options/SARs    Payouts    Compensation(3)
--------------------------------------------------------------------------------------------------------------------------------

Wesley E. Richardson   2000    $86,991    $   --        $3,600                --          --           --           $5,549
President, Treasurer   1999    $86,991    $5,109        $3,600                --          --           --           $3,456
and CEO                1998    $86,991    $6,531        $3,600           $46,800          --           --           $2,195

<F1>  Includes an annual mileage allowance for Mr. Richardson.
<F2>  Pursuant to the RRP, Mr. Richardson was awarded 7,560 shares of restricted stock, as of July 16, 1997, which vest in 20% increments on an annual basis, with the first installment vested on April 1, 1998. The dollar amount shown in the table for 1998 is based the closing price of a share of common stock on July 16, 1997, which was $6.50. The aggregate fair market value of the restricted stock awards made to Mr. Richardson was $22,680 at March 31, 2000, based on a closing price of $15.00 per share. Dividends attributable to such shares are paid to individuals on the payment date for such dividends.
<F3>  Includes amounts paid on behalf of Mr. Richardson for group life insurance and medical coverage and any matching contributions made to the 401(k) plan on his behalf

Employment Agreement

      The Bank and the Holding Company have entered into an employment agreement with Wesley E. Richardson as President of the Bank and the Holding Company. The base salary payable to Mr. Richardson under the employment agreement for fiscal year 2000 was $86,991. The employment agreement also provides for participation in discretionary bonuses, stock option, retirement and other benefit plans.

      In addition, the employment agreement provides for a severance payment equal to 2.99 times the average annual compensation paid to Mr. Richardson and includable in his gross income, for federal income tax purposes, during the five calendar years preceding the taxable year in which the date of termination occurs in the event of termination of employment by Mr. Richardson for "good reason" following a change in control of the Holding Company or the Bank. "Good reason" includes a breach by either the Holding Company or the Bank of the agreement and, subsequent to a change in control of the Holding Company or the Bank, the assignment of Mr. Richardson to duties inconsistent with those performed immediately prior to the change in control, a change in Mr. Richardson's reporting responsibilities, title of office, a reduction in annual salary or failure of the Bank or the Holding Company to continue for him any bonus, benefit or compensation plan. The term "change in control" as defined in the agreement includes, but is not limited to, the following: (1) the acquisition of beneficial ownership by certain individuals of 25% or more of the combined voting power of the Holding Company's or the Bank's then outstanding securities; or (2) during any period of two consecutive years, a change in the majority of the Board of Directors of the Holding Company or the Bank for any reason unless the election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of the period.

      If Mr. Richardson terminates his employment for good reason following a change in control, such severance payments will be paid in a lump sum on or before the fifth day following the date of termination. However, if the severance payment would be deemed to constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), the severance payment will be reduced to the extent necessary to ensure that no portion of the severance payment is subject to the excise tax imposed by Section 4999 of the Code.

      If Mr. Richardson terminates his employment at any time for breach of contract by the Bank or the Holding Company, which termination is not preceded by a change of control, or the Bank or the Holding Company terminates his employment, during the contract period, for other than just cause, he will receive periodic severance payments over a period not to exceed two years in the amount equal to his current salary in effect at the date of termination times the lesser of the number of years (including partial years) remaining in the term of his employment agreement or 2.99.

Termination Agreement

      Under the terms of the merger agreement with Union Bankshares Company, signed on March 27, 2000, Wesley E. Richardson, President and Chief Executive Officer of the Holding Company, will enter into a termination agreement as of or prior to the effective date of the merger with Union Bankshares Company, which will provide for the payment of approximately $300,000 of severance benefits in satisfaction of all amounts otherwise due under Mr. Richardson's employment agreement.

Pension Plan

      The Bank maintains a qualified, noncontributory, defined benefit pension plan (the "Pension Plan") for the benefit of its employees. The Pension Plan is administered by Pentegra. All employees participate in the Pension Plan upon the attainment of age 21 and the completion of one year of service. Retirement benefits are fully vested after five years of service or age 65. There are no deductions for Social Security or other offset amounts under the Pension Plan.

      Beginning July 1, 1991, the Pension Plan changed to an integrated plan with Social Security. The current plan uses the year of birth of a participant employee as an additional factor in calculating the retirement benefit, along with the highest five consecutive years' average salary, and the number of years of benefit service.

      The Pension Plan provides an early retirement allowance for participants who commence benefits prior to age 65 after becoming partially or fully vested. The vested accrued benefit otherwise payable at age 65 is reduced by applying an early retirement factor based on the participants age and vesting service when payments begin. Provisions in the Pension Plan, allows for benefits to be delayed after age 65.

      The Pension Plan is qualified under Section 401(a) of the Code and is being administered in accordance with all applicable legal requirements.

      The Bank makes contributions in an amount sufficient to fund the Pension Plan's normal cost of pension benefits and the one-year term cost of death and disability benefits and to amortize unfunded accrued liabilities to the extent required by law.

      The following table illustrates annual pension benefits for a participant retiring in 2000 at age 65, for various levels of compensation and years of service.

              ANNUAL PENSION BENEFITS BASED ON YEAR OF SERVICE


  Average
Compensation    15 Years    20 Years    30 Years    40 Years
------------    --------    --------    --------    --------

  $ 20,000      $ 3,000     $ 4,000     $ 6,000     $ 8,000
    40,000        6,394       8,524      12,788      16,050
    60,000       10,894      14,524      21,788      29,050
    80,000       15,384      20,254      30,788      41,050
   100,000       19,894      26,254      39,788      53,050


      Estimated annual retirement benefits under the Bank's pension plan at the normal retirement date computed upon the basis of present salary level would be $25,200 for Mr. Richardson. Mr. Richardson presently has 16 years of service for purposes of the Pension Plan.

Stock Option Plan

      The Holding Company has in effect an Option Plan, under which an amount equal to 10% of the common stock of the Holding Company is reserved from the authorized but unissued common stock of the Holding Company for future issuance upon exercise of stock options granted to certain key employees and to directors of the Holding Company and the Bank from time to time. The purpose of the Option Plan is to encourage the retention of such key employees and directors by facilitating their purchase of a stock interest in the Holding Company. The Option Plan is intended to provide for the granting of "incentive stock options" under Section 422A of the Code to employees and non-incentive stock options to directors who are not employees of the Holding Company or the Bank.

      The Option Plan is administered by the Option Committee of the Holding Company's Board of Directors. The Committee selects the employees from the Bank and the Holding Company to whom options are to be granted and the number of shares to be granted.

      The following table provides information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of end of last year:

                     2000 FISCAL YEAR END OPTION VALUES


                                                                       Value of
                                                      Number of       Unexercised
                                                     Unexercised     In-the-Money
                                                      Options at       Options at
                           Shares                     FY-End (#)         FY-End
                        Acquired On      Value/     Exercisable/     Exercisable/
        Name            Exercise (#)    Realized    Unexercisable    Unexercisable
        ----            ------------    --------    -------------    -------------

Wesley E. Richardson         --            --        1,244/0(1)      $14,455/0(2)

<F1>  All of Mr. Richardson's stock options are immediately exercisable.
<F2>  Based upon a market price of $ 15.00 at March 31, 2000, minus the exercise price.

Recognition and Retention Plan

      The RRP was adopted by the Board of Directors of the Holding Company and approved by its shareholders at the 1997 Annual Meeting. Similar to the Option Plan, the RRP functions as a long-term incentive compensation program for eligible officers, employees and outside directors of the Holding Company. The RRP is administered by the members of the Board's Compensation Committee who are disinterested directors ("Compensation Committee"). All costs and expenses of administering the RRP are paid by the Holding Company.

      As required by the terms of the RRP, the Holding Company has established a trust ("Trust") with Merrill Merchants Bank and has contributed to the Trust, funds sufficient to purchase 29,002 shares of Common Stock, the maximum number of restricted stock awards ("Restricted Stock Awards") that may be granted under the RRP. Shares of Common Stock subject to a Restricted Stock Award are held in the Trust until the Award vests at which time the shares of Common Stock attributable to the portion of the Award that have vested are distributed to the Award holder. An Award recipient is entitled to exercise voting rights and receive cash dividends with respect to the shares of Common Stock subject to his Award, whether or not the underlying shares have been vested. Restricted Stock Awards are granted under the RRP on a discretionary basis to eligible officers and executives selected by the Compensation Committee and are awarded to outside directors pursuant to the terms of the RRP.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

To the knowledge of management of Bancorp, the following shareholders beneficially owned, directly or indirectly, more than 5% of Bancorp's common stock as of May 14, 2000.


                                           Amount and Nature       Percent
Name and Address of Beneficial Owner    of Beneficial Ownership    of Class
------------------------------------    -----------------------    --------

Wesley E. Richardson                          39,060 (1)             5.18%
893 North Pond Road
Warren, Maine 04864

<F1>  Includes 1,244 shares of common stock subject to options granted to
      Mr. Richardson, all of which are immediately exercisable. Also includes 7,560 shares granted under the Recognition and Retention Plan of Mid-Coast Bancorp, Inc.

      The following table sets forth the amount and percentage of Bancorp's common stock beneficially owned, directly or indirectly, by directors and executive officers of the Holding Company individually, and by directors and executive officers of the Holding Company as a group as of May 14, 2000.


                             AMOUNT AND
                             NATURE OF
                             BENEFICIAL         PERCENT
          NAME               OWNERSHIP(1)(2)    OF CLASS
          ----               ---------------    --------

Robert E. Carter, Jr.           7,701  (3)        1.02%
Samuel Cohen                   29,529  (4)        3.91%
Sharon E. Crowe                 6,451  (5)        0.85%
Ronald E. Dolloff               9,519  (6)        1.26%
Lincoln O. Orff                27,306  (7)        3.62%
Wesley E. Richardson           39,060  (8)        5.18%
George Seaver                     861             0.11%
Robert W. Spear                18,358  (9)        2.44%
Peter Van Alstine               1,071             0.14%
Waite Weston                   17,204 (10)        2.28%

Total owned by directors
and executive officers as
a group (10 persons)          157,060            20.81%

--------------------
<F1>  All shares are held individually unless otherwise indicated.
<F2>  Includes restricted stock awards of 945 shares of Common Stock made to the outside directors (except, Directors George Seaver and Peter Van Alstine) under the Recognition and Retention Plan of Mid-Coast Bancorp, Inc. ("RRP"). Under the RRP, Messrs. Richardson and Carter were also granted restricted stock awards of 7,560 and 4,410 shares of common stock, respectively. Each recipient of a restricted stock award has sole voting, but no investment power, over the shares of common stock covered by the award. The restricted stock awards vest in 20% increments on an annual basis, with the first installment vesting on April 1, 1998. Directors Van Alstine and Seaver were awarded 756 shares each. Their restricted stock awards vest in 20% increments on an annual basis with the first installment vesting on April 1, 1999.
<F3>  Includes 1026 shares held individually by spouse, for which Mr.
      Carter disclaims beneficial ownership, 828 shares held by his son, 529 shares held by another son, over which Mr. Carter exercises voting and investment control.
<F4>  Includes 27,408 shares held jointly with spouse.
<F5>  Includes 1,867 options which are exercisable immediately exercisable.
<F6>  Includes 7,566 shares held jointly with spouse.
<F7>  Includes 25,209 shares held jointly with spouse.
<F8>  Includes 8,353 shares held jointly with spouse, 3,792 shares held individually by spouse, for which Mr. Richardson disclaims beneficial ownership, and 1,244 stock options which are immediately exercisable.
<F9>  Includes 6,504 shares held jointly with spouse, 806 shares held individually by spouse.
<F10> Includes 13,685 shares held jointly with spouse.

Item 12. Certain Relationships and Related Transactions.

      The Bank has extended real estate or consumer loans to certain of its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and, in the judgement of management, do not involve more than the normal risk of noncollectibility or other unfavorable features. In this regard, extension of credit to executive officers and directors is in full compliance with applicable federal law.

Item 13. Exhibits.

      a) Exhibits

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

23       Consent of Baker Newman & Noyes, LLC.

27       Financial Data Schedules (filed in electronic format only)

      b) Reports on Form 8-K

            The Holding Company filed a current report on Form 8-K with the SEC on April 3, 2000 to report the signing of a definitive merger agreement with Union Bankshares Company.

                                 SIGNATURES
                                 ----------

      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized..

                                  MID-COAST BANCORP, INC.


June 7, 2000                      /s/ WESLEY E. RICHARDSON
                                  -----------------------------------------
                                  Wesley E. Richardson, President,
                                  Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signatures                        Title                  Date
          ----------                        -----                  ----

By:  /s/ WESLEY E. RICHARDSON     President, Chief Executive   June 7, 2000
-----------------------------     Officer, Treasurer and
     Wesley E. Richardson         Director

By:  /s/ SAMUEL COHEN              Director and Chairman       June 7, 2000
-----------------------------
     Samuel Cohen

By:  /s/ ROBERT W. SPEAR           Director and Vice Chairman  June 7, 2000
-----------------------------
     Robert W. Spear

By:  /s/ SHARON CROWE              Director                    June 7, 2000
-----------------------------
     Sharon Crowe

By:  /s/ RONALD DOLLOFF            Director                    June 7, 2000
-----------------------------
     Ronald Dolloff

By:  /s/ WAITE W. WESTON           Director                    June 7, 2000
-----------------------------
     Waite W Weston

By:  /s/ LINCOLN ORFF              Director                    June 7, 2000
-----------------------------
     Lincoln Orff

By:  /s/ PETER VAV ALSTINE         Director                    June 7, 2000
-----------------------------
     Peter Van Alstine

By:  /s/GEORGE SEAVER              Director                    June 7, 2000
-----------------------------
     George Seaver



                           MID-COAST BANCORP, INC.

                        INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Independent Auditors' Report                                          F-1

Consolidated Balance Sheets as of March 31, 2000 and 1999             F-2

Consolidated Statements of Income for each of the Years Ended
 March 31, 2000                                                       F-4

Consolidated Statements of Changes in Stockholders' Equity for
 each of the Years Ended March 31, 2000                               F-5

Conslidated Statements of Cash Flows for each of the Years Ended
 March 31, 2000                                                       F-6

Notes to Consolidated Financial Statements                            F-8


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Mid-Coast Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Mid-Coast Bancorp, Inc. and Subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid-Coast Bancorp, Inc. and Subsidiary at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.




                                       /s/ Baker Newman & Noyes
                                       -------------------------
Portland, Maine                        Limited Liability Company
April 28, 2000


                           MID-COAST BANCORP, INC.

                         CONSOLIDATED BALANCE SHEETS

                           March 31, 2000 and 1999


                                   ASSETS
                                   ------

                                                      2000          1999
                                                      ----          ----

Cash and due from banks                           $ 2,131,302   $ 1,583,693
Interest bearing deposits                              97,426        93,095
Federal funds sold                                  5,385,000     2,120,000
                                                  -------------------------
      Cash and cash equivalents                     7,613,728     3,796,788
Time deposits                                       2,081,000     2,079,000
Investment securities available for sale,
 at market (notes 2 and 8)                          7,138,482     5,216,681
Held to maturity investment securities
 (market value of $185,445 in 2000 and
  $186,415 in 1999) (notes 2 and 8)                   200,000       200,000
Investment in Federal Home Loan Bank
 stock (note 8)                                       910,800       734,500
Loans held for sale                                         -       179,000
Loans (notes 3 and 8):                             62,360,994    56,429,522
  Less:  Allowance for loan losses (note 4)           482,359       404,385
         Net deferred loan fees                        94,964        60,589
                                                  -------------------------
                                                   61,783,671    55,964,548
Bank premises and equipment, net (note 5)           1,576,500     1,734,619
Other assets:
  Accrued interest receivable - loans                 324,328       288,413
  Accrued interest receivable - time deposits          15,626        18,328
  Accrued interest receivable - investment
   and mortgage-backed securities                      96,284        70,213
  Deferred income taxes (note 6)                      176,948       113,137
  Prepaid expenses and other assets                   366,655       375,636
  Real estate owned                                   180,000             -
                                                  -------------------------
      Total other assets                            1,159,841       865,727
                                                  -------------------------
      Total assets                                $82,464,022   $70,770,863
                                                  =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Liabilities:
  Deposits (note 7):
    Demand deposits                               $ 4,033,535   $ 3,106,977
    NOW accounts                                   11,378,571     5,309,433
    Savings                                         7,779,961     6,582,120
    Money market deposit accounts                   4,592,682     4,711,304
    Certificates of deposit                        31,848,684    32,705,039
                                                  -------------------------
      Total deposits                               59,633,433    52,414,873
  Advances from the Federal Home Loan
   Bank (note 8)                                   16,715,000    12,715,000
  Accrued expenses and other liabilities              488,926       267,370
                                                  -------------------------
      Total liabilities                            76,837,359    65,397,243

Commitments and contingencies (note 9)

Stockholders' equity (notes 10 and 11):
  Common stock, $1 par value, 1,500,000
   shares authorized; 753,570 shares
    issued and outstanding (715,457
     shares in 1999)                                  753,570       715,457
  Paid-in capital                                   1,754,980     1,535,412
  Retained earnings                                 3,437,526     3,371,524
  Accumulated other comprehensive income (loss)      (139,039)      (25,500)
  Unearned compensation (note 11)                    (180,374)     (223,273)
                                                  -------------------------
      Total stockholders' equity                    5,626,663     5,373,620
                                                  -------------------------
      Total liabilities and
       stockholders' equity                       $82,464,022   $70,770,863
                                                  =========================



See accompanying notes.


                           MID-COAST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended March 31, 2000, 1999 and 1998


                                                          2000          1999          1998
                                                          ----          ----          ----

Interest income:
  Interest on loans                                    $4,946,955    $4,588,941    $4,464,822
  Interest on investment securities                       337,070       200,263       210,241
  Interest on mortgage-backed securities                  115,282        35,557             -
  Other                                                   224,191       404,704       242,526
                                                       --------------------------------------
      Total interest income                             5,623,498     5,229,465     4,917,589
Interest expense:
  Interest on deposits (note 7)                         2,135,265     2,094,497     1,964,449
  Interest on borrowings                                  735,834       720,274       659,057
                                                       --------------------------------------
      Total interest expense                            2,871,099     2,814,771     2,623,506
                                                       --------------------------------------
      Net interest income                               2,752,399     2,414,694     2,294,083
Provision for loan losses (note 4)                         78,000        68,000        73,000
                                                       --------------------------------------
                                                        2,674,399     2,346,694     2,221,083
Other income:
  Loan servicing and other loan fees                       68,718        58,628        52,089
  Gain on sale of loans                                   131,903       183,102        54,785
  Deposit account fees                                    244,654       210,793       188,619
  Gain (loss) on sale of investment
   securities available for sale (note 2)                       -        (3,012)            -
  Miscellaneous                                            31,353        11,427         7,793
                                                       --------------------------------------
                                                          476,628       460,938       303,286
Other expenses:
  Compensation and benefits (notes 11 and 12)           1,133,528     1,125,330       854,026
  Depreciation, amortization and software expense         286,709       249,203       186,005
  Building occupancy                                      108,615        99,197        41,560
  Repairs and maintenance                                  67,998        87,128        41,988
  Advertising                                              45,544        93,546        33,131
  Insurance expense                                        81,778        81,066        74,834
  Professional fees and shareholders services             233,547       188,620       181,359
  Real estate owned                                         2,996        18,397        12,243
  Other (note 13)                                         476,793       465,527       384,728
                                                       --------------------------------------
                                                        2,437,508     2,408,014     1,809,874
                                                       --------------------------------------
Income before income taxes                                713,519       399,618       714,495
Income tax expense (note 6)                               250,331       141,832       238,879
                                                       --------------------------------------
Net income                                             $  463,188    $  257,786    $  475,616
                                                       ======================================
Earnings per share - basic (note 1)                    $     0.62    $     0.35    $     0.64
                                                       ======================================
Earnings per share - diluted (note 1)                  $     0.62    $     0.35    $     0.64
                                                       ======================================



See accompanying notes.


                           MID-COAST BANCORP, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended March 31, 2000, 1999 and 1998


                                                        Common       Paid-in      Retained
                                                        Stock        Capital      Earnings
                                                        ------       -------      --------

Balance at March 31, 1997                              $231,439    $1,469,769    $3,374,337
  Net income (and total comprehensive income)                 -             -       475,616
  Issuance of 5,881 shares of common stock
   upon exercise of options                               5,881        51,272             -
  Dividends declared ($.17 per share)                         -             -      (121,796)
  Stock split effected as dividend (note 10)            474,640             -      (474,640)
  Acquisition of shares for stock award plan
   (note 11)                                                  -             -             -
  Amortization of unearned compensation                       -             -             -
                                                       ------------------------------------
Balance at March 31, 1998                               711,960     1,521,041     3,253,517
  Net income                                                  -             -       257,786
  Other comprehensive income, net of tax:
    Net unrealized loss on investments
     available for sale, net of
      reclassification adjustment (note 14)                   -             -             -
      Total comprehensive income

  Issuance of 3,497 shares of common
   stock upon exercise of options                         3,497         9,305             -
  Dividends declared ($.20 per share)                         -             -      (139,779)
  Acquisition of shares for stock award plan
   (note 11)                                                  -             -             -
  Amortization of unearned compensation                       -             -             -
  Other activity relating to stock award plan                 -         5,066             -
                                                       ------------------------------------
Balance at March 31, 1999                               715,457     1,535,412     3,371,524
  Net income                                                  -             -       463,188
  Other comprehensive income, net of tax:
    Net unrealized loss on investments
     available for sale, net of
      reclassification adjustment (note 14)                   -             -             -
      Total comprehensive income

  Issuance of 2,384 shares of common
   stock upon exercise of options                         2,384         5,532             -
  Dividends declared ($.20 per share)                         -             -      (141,437)
  5% stock dividend issued (35,729 shares)
   (note 10)                                             35,729       218,850      (255,749)
  Amortization of unearned compensation                       -             -             -
  Other activity related to stock award plan                  -        (4,814)            -
                                                       ------------------------------------
Balance at March 31, 2000                              $753,570    $1,754,980    $3,437,526


                                                  Accumulated Other                     Total
                                                    Comprehensive       Unearned     Stockholders'
                                                    Income (Loss)     Compensation      Equity
                                                  -----------------   ------------   -------------

Balance at March 31, 1997                             $       -        $        -     $5,075,545
  Net income (and total comprehensive income)                 -                 -        475,616
  Issuance of 5,881 shares of common stock
   upon exercise of options                                   -                 -         57,153
  Dividends declared ($.17 per share)                         -                 -       (121,796)
  Stock split effected as dividend (note 10)                  -                 -              -
  Acquisition of shares for stock award plan
   (note 11)                                                  -          (177,925)      (177,925)
  Amortization of unearned compensation                       -            32,142         32,142
                                                      ------------------------------------------
Balance at March 31, 1998                                     -          (145,783)     5,340,735
  Net income                                                  -                 -        257,786
  Other comprehensive income, net of tax:
    Net unrealized loss on investments
     available for sale, net of
      reclassification adjustment (note 14)             (25,500)                -        (25,500)
                                                                                      ----------
      Total comprehensive income                                                         232,286
  Issuance of 3,497 shares of common
   stock upon exercise of options                             -                 -         12,802
  Dividends declared ($.20 per share)                         -                 -       (139,779)
  Acquisition of shares for stock award plan
   (note 11)                                                  -          (109,630)      (109,630)
  Amortization of unearned compensation                       -            32,140         32,140
  Other activity relating to stock award plan                 -                 -          5,066
                                                      ------------------------------------------
Balance at March 31, 1999                               (25,500)         (223,273)     5,373,620
  Net income                                                  -                 -        463,188
  Other comprehensive income, net of tax:
    Net unrealized loss on investments
     available for sale, net of
      reclassification adjustment (note 14)            (113,539)                -       (113,539)
                                                                                      ----------
      Total comprehensive income                                                         349,649

  Issuance of 2,384 shares of common
   stock upon exercise of options                             -                 -          7,916
  Dividends declared ($.20 per share)                         -                 -       (141,437)
  5% stock dividend issued (35,729 shares)
   (note 10)                                                  -                 -         (1,170)
  Amortization of unearned compensation                       -            38,262         38,262
  Other activity related to stock award plan                  -             4,637           (177)
                                                      ------------------------------------------
Balance at March 31, 2000                             $(139,039)        $(180,374)    $5,626,663
                                                      ==========================================



See accompanying notes.


                           MID-COAST BANCORP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended March 31, 2000, 1999 and 1998


                                                                    2000           1999           1998
                                                                    ----           ----           ----

Operating activities:
  Net income                                                    $   463,188    $   257,786    $   475,616
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, amortization and accretion                        216,909        189,574        143,874
    Loss on sale of investment securities
     available for sale                                                   -          3,012              -
    Loss on disposal of bank premises and equipment                       -              -         10,252
    Provision for loan losses                                        78,000         68,000         73,000
    Deferred tax benefit                                            (16,104)       (10,928)        (2,000)
    Net change in deferred loan fees                                 34,375         (3,523)       (55,854)
    Proceeds from sales of loans                                  3,752,099      6,130,644      3,447,347
    Loans originated for sale                                    (3,441,196)    (5,830,700)    (3,680,587)
    Gain on sales of loans                                         (131,903)      (183,102)       (54,785)
    Loss on sale of real estate owned                                     -         12,779          8,235
    Change in other assets                                          (47,207)       (67,753)      (131,112)
    Change in accrued expenses and other liabilities                232,307        (29,648)        83,887
                                                                -----------------------------------------
  Net cash flows from operating activities                        1,140,468        536,141        317,873

Investing activities:
  Net change in time deposits                                        (2,000)       397,000     (1,387,000)
  Investment securities available for sale:
    Proceeds from sale of investment securities,
     maturities and repayments                                      209,134      3,871,682        760,000
    Purchases                                                    (2,307,952)    (6,985,168)    (1,082,857)
  Held to maturity investment securities:
    Proceeds from maturities and repayments                               -        750,000              -
  Purchases of Federal Home Loan Bank stock                        (176,300)      (112,500)             -
  Net change in loans                                            (6,111,498)    (6,028,076)    (1,400,539)
  Proceeds from sale of real estate owned                                 -        270,186        162,099
  Purchases of bank premises and equipment                          (18,781)      (402,357)       (35,606)
                                                                -----------------------------------------
  Net cash flows from investing activities                       (8,407,397)    (8,239,233)    (2,983,903)

Financing activities:
  Net change in certificates of deposit                         $  (856,355)   $ 4,670,205    $ 2,475,002
  Net change in other deposits                                    8,074,915      2,573,252        515,716
  Maturities of advances from Federal Home Loan Bank             (8,750,000)    (7,475,000)    (8,250,000)
  Advances from Federal Home Loan Bank                           12,750,000      8,000,000      9,000,000
  Issuance of stock                                                   7,916         12,802         57,153
  Dividends paid                                                   (142,607)      (139,779)      (121,796)
  Acquisition of shares for stock award plan                              -       (109,630)      (177,925)
                                                                -----------------------------------------
  Net cash flows from financing activities                       11,083,869      7,531,850      3,498,150
                                                                -----------------------------------------
Net (decrease) increase in cash and cash equivalents              3,816,940       (171,242)       832,120

Cash and cash equivalents at beginning of year                    3,796,788      3,968,030      3,135,910
                                                                -----------------------------------------
Cash and cash equivalents at end of year                        $ 7,613,728    $ 3,796,788    $ 3,968,030
                                                                =========================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (including $2,708,313, $2,607,554
     and $2,380,566 credited to deposit accounts
      in 2000, 1999 and 1998, respectively)                     $ 2,853,296    $ 2,798,829    $ 2,595,603
    Income taxes                                                     98,340        288,639        162,084

Supplemental disclosure of noncash transactions:
  Net transfer of real estate owned and similar
   assets from loans                                               (180,000)      (212,582)      (148,894)

  Entries required to recognize net unrealized gain
   or loss on investment securities available for sale:
    Unrealized loss on investment securities
     available for sale                                            (168,231)       (38,637)             -
    Deferred tax asset                                               54,692         13,137              -
    Stockholders' equity                                           (113,539)       (25,500)             -

  Net effect of stock award plan:
    Deferred tax asset                                              (10,928)       (10,928)             -
    Additional paid-in capital                                        4,814         (5,066)             -
    Other liabilities                                                10,751         15,994              -
    Unearned compensation                                            (4,637)             -              -



See accompanying notes.


                           MID-COAST BANCORP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2000, 1999 and 1998


1.    Accounting Policies
      -------------------

      Consolidation
      -------------

      The accompanying consolidated financial statements include the accounts of Mid-Coast Bancorp, Inc. ("the Company"), its wholly-owned subsidiary, The Waldoboro Bank, F.S.B. (the "Bank") and the Bank's wholly-owned subsidiary, First Waldoboro Corporation. First Waldoboro Corporation has no significant activity. All significant intercompany balances and transactions have been eliminated.

      Business
      --------

      The Company, through the Bank, provides a full range of banking services to individuals and corporate customers located in the mid-coast area of Maine. The Bank is subject to competition from other financial institutions. The Company and the Bank also are subject to the regulations of certain federal regulatory agencies and undergo periodic examinations by those regulatory authorities.

      Financial Statement Presentation
      --------------------------------

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and income and expenses for the periods presented. Actual results could differ significantly from these estimates. The principal areas requiring use of estimates are establishment of allowances for losses on loans and real estate owned, which are further discussed below.

      Restrictions on Cash Availability
      ---------------------------------

      The Company is required to maintain certain amounts of cash on deposit at the Federal Reserve Bank and is restricted from investing these amounts. At March 31, 2000, this required balance was $150,000.

      Investments
      -----------

      The Company's investments in securities are classified and accounted for as follows:

          Held to Maturity Investment Securities
          --------------------------------------

          Debt securities for which management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the period to maturity.

          Investment Securities Available for Sale
          ----------------------------------------

          Investment securities available for sale consist of investments to be held for indefinite periods of time and are carried at market value. Net unrealized gains or losses (net of tax effect) are reflected as a separate component of accumulated other comprehensive income.

      Realized gains and losses on the sale of securities are determined using the specific-identification method and are shown separately in the consolidated statement of income. If a decline in market value is considered other than temporary, the loss is charged to net securities gains (losses).

      It is not management's policy to acquire securities for purposes of trading. For this reason, the Company has not classified any of its securities as trading.

      The Bank's required investment in Federal Home Loan Bank stock is accounted for at cost.

      Allowance for Loan Losses
      -------------------------

      The allowance for loan losses is established by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. Management, after reviewing current information and events regarding the borrowers' ability to repay their obligations, considers residential mortgage and commercial loans to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement (generally when loans are ninety days past due); other loans (primarily installment loans) are evaluated collectively for valuation. When a loan is considered to be impaired, the amount of the impairment is measured based on the fair value of the underlying collateral, where applicable, or on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses.

      Management believes that the allowance for loan losses is adequate. Arriving at an appropriate level of allowance for loan loss involves judgment. The primary considerations are the level of delinquencies, the nature of the loan portfolio, prior loan loss experience, local economic conditions, and current real estate market trends. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

      A substantial portion (84% and 89% at March 31, 2000 and 1999, respectively) of the Company's loans are collateralized by real estate (primarily residential) in Maine. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is particularly susceptible to changes in market conditions for residential real estate in the Company's market area.

      Loans Held for Sale and Loans Sold
      ----------------------------------

      Loans held for sale are carried at the lower of aggregate cost or fair value.

      Gains and losses on sales of loans are determined using the specific identification method. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans and are capitalized as mortgage servicing rights as required by Statement of Financial Accounting Standards No. 125. Mortgage servicing rights are included with prepaid expenses and other assets in the consolidated balance sheets.

      Mortgage servicing rights are amortized over the estimated weighted average life of the serviced loans. Amortization is recorded as a charge against loan servicing fees. The Company's assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to reflect current circumstances. To measure possible impairment, the rights are stratified based on yields and terms of the underlying loans. Impairment losses are recognized if the amounts of capitalized rights for a stratum exceeds their fair value.

      Interest Income on Loans
      ------------------------

      Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes impaired and in management's opinion is deemed uncollectible in whole or in part as to principal or interest. In these cases, interest is recognized only when received. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment to the related loan yield, generally over the contractual life of the loan, or until the loan is sold or repaid.

      Bank Premises and Equipment
      ---------------------------

      Bank premises and equipment are stated at cost, less accumulated provisions for depreciation computed on the straight-line method over the estimated lives of the related assets.

      Income Taxes
      ------------

      Deferred income taxes are provided for the effect of items recognized in different periods for financial statement and income tax reporting purposes using the asset and liability method.

      Real Estate Owned
      -----------------

      Real estate owned (REO), other than bank premises, consists of properties acquired through mortgage loan foreclosure proceedings. REO is initially recorded at the lower of cost or fair value, less estimated selling costs, at the date of foreclosure and any losses recognized at that time are charged to the allowance for loan losses. Subsequent to this date, additional losses incurred resulting from further decreases in the fair value (net of estimated selling costs) of the property are recognized by a charge to operations. Costs relating to the development and improvement of property are capitalized; holding costs are charged to expense.

      Statement of Cash Flows
      -----------------------

      The Company considers cash and due from banks, interest-bearing deposits and federal funds sold as cash and cash equivalents on the consolidated statements of cash flows.

      Advertising Costs
      -----------------

      Advertising costs are expensed as incurred.

      Stock-Based Compensation
      ------------------------

      Compensation expense for the Stock Option Plan and the Recognition and Retention Plan is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Stock Option Plan is a noncompensatory plan and no expense is recognized. The Recognition and Retention Plan is a compensatory plan and expense is recognized as employee benefits expense based on the fair value of the Company's shares awarded to participants as the shares vest. Shares not yet awarded are not considered outstanding for purposes of computing earnings per share.

      Comprehensive Income
      --------------------

      The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income consists solely of net unrealized gains or losses on investment securities available for sale.

      Earnings Per Share
      ------------------

      Earnings per share (EPS) are computed by dividing net income by the weighted average number of shares outstanding. The following table shows the weighted average number of shares outstanding for each of the last three years. Amounts for fiscal 1998 have been restated to reflect the three-for-one stock split effective on March 31, 1998; amounts for fiscal 1999 and 1998 have been restated for the 5% stock dividend declared December 31, 1999. Shares issuable relative to stock options granted have been reflected as an increase in the shares outstanding used to calculate diluted EPS, after applying the treasury stock method. The number of shares outstanding for basic and diluted EPS are presented as follows:


                                                     2000       1999       1998
                                                    -----       ----       ----

      Average shares outstanding                    752,770    749,749    739,244

      Less average unawarded shares in
       Recognition and Retention Plan                (9,850)    (9,827)    (1,418)
                                                    -----------------------------
      Average shares outstanding, used in
       computing basic EPS                          742,920    739,922    737,826

      Additional shares due to stock options          3,698      6,032      8,282
                                                    -----------------------------

      Average equivalent shares outstanding,
       used in computing diluted EPS                746,618    745,954    746,108
                                                    =============================


      There is no difference between net income and net income available to common stockholders.

      New Accounting Pronouncements Not Yet Implemented
      -------------------------------------------------

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is not expected to have a significant effect on the Company's financial position or results of operations based on the Company's current activities. SFAS No. 133 is scheduled to be effective in fiscal 2002.

      Reclassification
      ----------------

      Certain 1999 and 1998 amounts have been reclassified to conform with current year presentation.

2.    Investment Securities
      ---------------------

      Investment Securities Available for Sale
      ----------------------------------------

      The amortized cost and market values of available for sale investment securities at March 31, 2000 is presented below:


                                                         Gross        Gross
                                         Amortized    Unrealized    Unrealized      Market
                                            Cost         Gains        Losses        Value
                                         ---------    ----------    ----------      ------

      U.S. Treasury and
       Agency Obligations                $4,599,840     $  546      $(126,593)    $4,473,793

      Mortgage-backed securities          2,058,591          -        (81,151)     1,977,440

      Mutual fund                           687,249          -              -        687,249
                                         ---------------------------------------------------

                                         $7,345,680     $  546      $(207,744)    $7,138,482
                                         ===================================================


      The amortized cost and market values of available for sale investment securities at March 31, 1999 is presented below:


                                                         Gross        Gross
                                         Amortized    Unrealized    Unrealized      Market
                                            Cost         Gains        Losses        Value
                                         ---------    ----------    ----------      ------

      U.S. Agency Obligations            $3,099,567     $1,482      $ (27,577)    $3,073,472

      Mortgage-backed securities          1,498,574          -        (11,219)     1,487,355

      Mutual fund                           657,177          -         (1,323)       655,854
                                         ---------------------------------------------------
                                         $5,255,318     $1,482      $ (40,119)    $5,216,681
                                         ===================================================


      The March 31, 2000 amortized cost and estimated market value of debt securities by contractual maturity (without giving effect to earlier call dates in certain instances) are as follows:


                                                     Amortized      Market
                                                        Cost        Value
                                                    ----------      ------

      Due in one year or less                       $        -    $        -
      Due after one year through five years          4,299,840     4,173,247
      Due after five through ten years                 300,000       300,546
      Mortgage-backed securities                     2,058,591     1,977,440
                                                    ------------------------
                                                    $6,658,431    $6,451,233
                                                    ========================


      For purposes of the maturity table, mortgage-backed securities have not been allocated.

      Gross gains and losses on sales of investment securities available for sale for 2000, 1999 and 1998 are summarized below:


                                  2000       1999        1998
                                  ----       ----        ----

        Gross gains             $     -    $     -     $     -
        Gross losses                  -     (3,012)          -
                                ------------------------------
        Net gain or loss        $     -    $(3,012)    $     -
                                ==============================


      Held to Maturity Investment Securities
      --------------------------------------

      The amortized cost and market values of held to maturity investment securities at March 31, 2000 and 1999 are as follows:


                                                         Gross        Gross
                                         Amortized    Unrealized    Unrealized    Market
                                            Cost         Gains        Losses      Value
                                         ---------    ----------    ----------    ------


      March 31, 2000
      --------------

      U.S. Agency Obligations            $200,000       $    -        $14,555    $185,445
                                         ================================================
      March 31, 1999
      --------------

      U.S. Agency Obligations            $200,000       $    -        $13,585    $186,415
                                         ================================================


     The U.S. Agency Obligation at March 31, 2000 and 1999 is an inverse floater structured note maturing in 2003.

      At March 31, 2000 and 1999, investment securities with carrying values of $185,445 and $186,415, respectively, were pledged to secure deposits.

3.    Loans
      -----

      Loans at March 31, 2000 and 1999 consisted of the following:


                                                        2000           1999
                                                        ----           ----

        Real estate mortgage - residential          $39,890,731    $35,973,168
        Real estate mortgage - commercial            10,341,277      9,699,298
        Construction, net of undisbursed funds        2,131,063      2,824,413
        Other commercial                              3,444,558      2,618,523
        Home equity                                   1,783,823      1,467,125
        Passbook loans                                  303,215        317,548
        Installment and other                         4,466,327      3,529,447
                                                    --------------------------
                                                    $62,360,994    $56,429,522
                                                    ==========================


      Loans serviced for others at March 31, 2000, 1999 and 1998 totaled $14,121,272, $11,687,993 and $7,546,489, respectively. Mortgage servicing rights (included in prepaid expenses and other assets) at March 31, 2000 and 1999 (net of amortization) totaled $104,785 and $61,729, respectively; mortgage servicing rights at March 31, 1998 were immaterial.

      Loans contractually past due and nonaccruing as to interest income totaled $118,365 and $73,551 at March 31, 2000 and 1999, respectively. Unrecognized accrued interest on such loans totaled $5,446 and $7,253 at March 31, 2000 and 1999, respectively.

      Information with respect to impaired loans is presented below:


                                                                                      March 31,
                                                                           --------------------------------
                                                                             2000        1999        1998
                                                                             ----        ----        ----

      Year-end recorded investment in impaired loans                       $243,978    $114,181    $266,146

      Approximate average investment in impaired loans for the year         129,000     268,000     345,000

      Approximate interest income recognized on impaired loans                2,000       4,000       3,000


      There was no valuation allowance directly allocated to impaired loans at March 31, 2000, 1999 or 1998.

      Activity in loans to directors and officers (and their affiliates) who had outstanding balances greater than $60,000 during the year ended March 31, 2000 is shown below.


         Balance                                      Balance
      April 1, 1999    Additions    Reductions    March 31, 2000
      -------------    ---------    ----------    --------------

        $597,983       $28,000      $161,806        $464,177


4.    Allowance for Loan Losses
      -------------------------

      Activity in the allowance for loan losses is shown below.


                                              Years Ended March 31,
                                        --------------------------------
                                          2000        1999        1998
                                        ------        ----        ------

      Balance, beginning of year        $404,385    $346,896    $295,457

      Charge-offs                         (4,986)    (11,657)    (22,429)
      Recoveries                           4,960       1,146         868
      Provisions for losses               78,000      68,000      73,000
                                        --------------------------------
      Balance, end of year              $482,359    $404,385    $346,896
                                        ================================


5.    Bank Premises and Equipment
      ---------------------------

      Bank premises and equipment at March 31, 2000 and 1999 consisted of the following:


                                                2000          1999
                                                ----          ----

      Building and improvements              $1,474,161    $1,473,405
      Land and land improvements                202,360       200,059
      Furniture, fixtures and equipment         767,255       756,051
                                             ------------------------
                                              2,443,776     2,429,515
      Less accumulated depreciation             867,276       694,896
                                             ------------------------
      Net bank premises and equipment        $1,576,500    $1,734,619
                                             ========================


6.    Income Taxes
      ------------

      Income tax expense (benefit) for the years ended March 31, 2000, 1999 and 1998 consisted of the following:


                                     2000        1999        1998
                                     ----        ----        ----

      Currently payable:
        Federal                    $255,206    $143,182    $232,072
        State                        11,229       9,578       8,807
                                   --------------------------------
                                    266,435     152,760     240,879
      Deferred federal              (16,104)    (10,928)     (2,000)
                                   --------------------------------
                                   $250,331    $141,832    $238,879
                                   ================================


      Income taxes were computed as follows:


                                                       Year Ended March 31,
                                                 --------------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----

      At federal statutory rates                 $242,596    $135,870    $242,928
      State taxes, net of federal tax effect        7,411       6,321       5,812
      Other, net                                      324        (359)     (9,861)
                                                 --------------------------------
                                                 $250,331    $141,832    $238,879
                                                 ================================


      At March 31, 2000 and 1999, the net deferred tax asset consisted of:


                                                   2000        1999
                                                   ----        ----

      Deferred tax assets relating to:
        Allowance for loan losses                $164,000    $137,000
        Stock award plan                           13,000      10,000
        Investments                                68,000      13,000
        Accrued expenses                           15,000      14,000
        Other                                      10,734       9,169
                                                 --------------------
            Total                                 270,734     183,169
                                                 --------------------
      Deferred tax liabilities relating to:
        Depreciation                               42,000      39,000
        Net deferred loan origination fees         13,000       7,000
        Mortgage servicing rights                  36,000      21,000
        Other                                       2,786       3,032
                                                 --------------------
            Total                                  93,786      70,032
                                                 --------------------
      Net deferred tax asset                     $176,948    $113,137
                                                 ====================


      The net deferred tax asset at March 31, 2000 and 1999 is recoverable through income taxes paid in the carry-back period.

      Retained earnings at March 31, 2000 included approximately $590,000 representing bad debt deductions allowed for tax purposes for which no provisions for income taxes has been made. If this portion of retained earnings is utilized for any other purpose other than to absorb losses, income taxes would be imposed at the then applicable rates.

7.    Deposits
      --------

      Demand deposits include $325,072 and $303,149 of official and other outstanding checks drawn on the Bank at March 31, 2000 and 1999, respectively.

      Certificates of deposit with balances equal to $100,000 or more totaled $4,184,211 at March 31, 2000 and $4,419,493 at March 31,
      1999.

      Scheduled maturities for certificates of deposit at March 31, 2000 are as follows:


               Year Ending
               -----------

              March 31, 2001            $28,775,945
              March 31, 2002              2,182,950
              March 31, 2003                504,405
              March 31, 2004                311,436
              March 31, 2005                 52,217
              Thereafter                     21,731
                                        -----------
                                        $31,848,684
                                        ===========


      Interest expense by type of deposit is shown below.


                                             2000          1999          1998
                                             ----          ----          ----

      NOW accounts                        $   84,869    $   75,973    $   63,365
      Savings                                169,858       179,002       160,408
      Money market deposit accounts          188,650       168,879       191,859
      Certificates of deposit              1,691,888     1,670,643     1,548,817
                                          --------------------------------------
                                          $2,135,265    $2,094,497    $1,964,449
                                          ======================================


8.    Advances From Federal Home Loan Bank
      ------------------------------------

      Advances from the Federal Home Loan Bank (FHLB) at March 31, 2000 and 1999 consisted of the following:


                                                 2000                            1999
                                   ------------------------------------------------------------
                                      Interest                        Interest
                                        Rates          Balance          Rates          Balance
                                      --------         -------        --------         -------

      Advances maturing within:
        One year                    5.05% - 6.38%    $ 6,000,000    4.93% - 4.99%    $ 1,500,000
        Two years                         -                    -    5.05% - 6.15%      2,500,000
        Three years                     4.99%          1,000,000          -                    -
        Four years                      5.84%          1,000,000        4.99%          1,000,000
        After five years            2.00% - 6.09%      8,715,000    2.00% - 5.88%      7,715,000
                                                     -----------                     -----------
                                                     $16,715,000                     $12,715,000
                                                     ===========                     ===========

      Of the total advances at March 31, 2000 maturing after five years, $3,500,000 are subject to being called by the FHLB within one year and $2,500,000 within two years.

      The FHLB advances are generally secured by a blanket lien on investments and mortgage loans and not by any specific collateral. However, the Company is required to maintain an amount of qualified collateral at least sufficient to satisfy the regulatory collateral maintenance level. At March 31, 2000, the Bank's limitation on advances from the FHLB approximated $46,000,000.

      Additionally, the Bank has available a line of credit for short-term borrowings under the FHLB "Ideal Way" program totaling approximately $1,258,000. There were no borrowings under this line at March 31, 2000 or 1999.

9.    Commitments and Contingencies
      -----------------------------

      Pending Merger Agreement
      ------------------------

      On March 27, 2000 the Company entered into an Agreement and Plan of Merger with Union Bankshares Company (Union) whereby Union will acquire all the Company's common stock for $15.875 per share and Company will be merged with a newly created merger subsidiary of Union. Union will be the surviving corporation in the merger. The merger is subject to the approval of the shareholders of both the Company and Union, as well as the approval of various banking regulatory authorities. The merger is expected to occur in the third quarter of 2000. The Agreement stipulates that the Bank will, after consummation of the transaction, be merged with and into Union Trust Company, a subsidiary of Union.

      Loan Commitments
      ----------------

      Unfunded loan commitments expose the Company to credit risk in excess of amounts recognized in the accompanying consolidated balance sheets. Total credit exposure related to these items is summarized below.


                                                               March 31,
                                                        ------------------------
                                                           2000          1999
                                                           ----          ----

      Commitments for new loans                         $1,978,500    $1,950,000
      Unused home equity and other lines of credit       3,140,136     3,914,714
                                                        ------------------------
                                                        $5,118,636    $5,864,714
                                                        ========================


      Loan commitments include unfunded portions of real estate construction and other loans, and unused lines of credit. Loan commitments are subject to the same credit policies as loans and generally have expiration dates and termination clauses. The Company obtains collateral to secure loans based upon management's credit assessment of the counterparty. Collateral is usually in the form of real estate.

      Leases
      ------

      The Company leases two branch facilities under noncancellable operating leases. These leases contain renewal clauses. Rent expense was $52,400 and $49,969 for 2000 and 1999. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at March 31, 2000:


          2001                   $ 49,800
          2002                     50,350
          2003                     56,400
          2004                     56,400
          2005                     51,600
          Thereafter              103,200
                                 --------
                                 $367,750
                                 ========


      Other
      -----

      The Bank and the Company have entered into an employment contract with the President of the Bank and the Company that provides for employment, compensation and benefits; it also provides for severance upon change in control of the Company.

      Under the terms of the Merger Agreement described above, the President of the Bank and Company will enter into a termination agreement as of or prior to the effective date of the merger with Union which will provide for the payment of approximately $300,000 of severance benefits in satisfaction of all amounts otherwise due under the President's employment agreement.

      At March 31, 2000 and 1999, the Bank is contingently liable for reimbursement of a governmental grant to a not-for-profit agency should that agency fail to comply with the provisions of that grant. The amount of the grant is $118,000 and the Bank has obtained a mortgage on the property owned by the agency to secure its contingent liability.

10.   Capital and Other Regulatory Limitations
      ----------------------------------------

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Bank's failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      As of March 31, 2000 and 1999, the most recent notification from the Office of Thrift Supervision (OTS) categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 capital as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios established by the Federal Deposit Insurance Corporation as set forth in the table below. The Bank is also subject to certain capital requirements established by the OTS. At March 31, 2000 and 1999, the Bank ratios exceeded the OTS regulatory requirements. Management believes that the Bank meets all capital adequacy requirements to which it is subject as of March 31, 2000 and 1999.

      The Bank's actual capital amounts and ratios are also presented in the table. Since the Company is a one-bank holding company, its ratios are not significantly different from the Bank's.


                                                                                        To Be "Well
                                                                                     Capitalized" Under
                                                                For Capital          Prompt Corrective
                                              Actual         Adequacy Purposes       Action Provisions
                                         ---------------     ------------------      ------------------
                                         Amount    Ratio     Amount       Ratio      Amount        Ratio
                                         ------    -----     ------       -----      ------        -----
      (Dollars in thousands)

      As of March 31, 2000:
        Total capital (to risk
         weighted assets)                $6,106    12.7%    >/=$3,843    >/=8.0%    >/=$4,803     >/=10.0%
        Tier 1 Capital (to risk
         weighted assets)                 5,624    11.7%    >/= 1,921    >/=4.0%    >/= 2,882     >/= 6.0%
        Tier 1 Capital (to
         total assets)                    5,624     6.8%    >/= 3,317    >/=4.0%    >/= 4,146     >/= 5.0%

      As of March 31, 1999:
        Total capital (to risk
         weighted assets)                $5,674    13.5%    >/=$3,361    >/=8.0%    >/=$4,202     >/=10.0%
        Tier 1 Capital (to risk
         weighted assets)                 5,270    12.5%    >/= 1,681    >/=4.0%    >/= 2,521     >/= 6.0%
        Tier 1 Capital (to
         total assets)                    5,270     7.4%    >/= 2,838    >/=4.0%    >/= 3,547     >/= 5.0%


      In connection with the conversion of the Bank from a mutual to a stock institution in 1989, the Company was required by OTS regulations to establish a liquidation account in the amount of the Bank's retained earnings at the date of conversion, which totaled approximately $1,918,000. In the event of liquidation of the Company (and only in such event), an eligible account holder, as defined, would be entitled to receive a proportionate share of this account. The total amount of this liquidation account is decreased as the balances of eligible account holders are reduced. Such account will never be increased despite any increase in balances of eligible account holders. The Company has not computed the amount of decrease in the liquidation account since the conversion date.

      In addition to the dividend restriction caused by the liquidation account discussed above, the Bank may not, without prior approval of OTS, declare or pay a dividend on any of its common stock in excess of OTS-stipulated amounts (generally current year net income plus retained net income for the past two years). At March 31, 2000, this limit approximated $936,000.

      The Company's Board of Directors declared a 5% stock dividend on December 31, 1999 and a three-for-one stock split on March 31, 1998; per share data for all prior periods has been restated to reflect these actions.

11.   Stock Compensation Plans
      ------------------------

      Recognition and Retention Plan
      ------------------------------

      In 1998, the Company adopted its Recognition and Retention Plan which authorizes the Company to acquire up to 29,002 shares of common stock (adjusted for the 5% stock dividend) and make discretionary awards to directors and management at no cost to the recipients. The shares awarded will vest over a five-year period. Until vested, the shares are held in trust by a trustee. The recipients have voting and dividend rights based on shares awarded, regardless of the amount vested.

      At March 31, 2000 and 1999, all the authorized shares have been acquired by the Plan at a cost of $287,555. Dividends paid on unawarded shares held in trust are not material. Of the total shares held at March 31, 2000, 19,152 shares were awarded (16,800 shares at March 31, 1999) and 9,850 shares were unawarded (10,821 shares at March 31, 1999). At March 31, 1998, 18,600 shares had been acquired at a cost of $177,925; 16,800 shares were awarded and 1,800 shares were unawarded.

      The expense associated with the Plan was $38,262 for 2000; $32,140 for 1999; and $32,142 in 1998; this expense is not materially different from the expense that would be computed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

      Stock Option Plan
      -----------------

      The Company has a stock option plan under which an amount equal to 10% of the common stock of the Company is reserved for future issuance upon exercise of stock options granted to certain members of the Board of Directors, senior management and employees. A summary of options granted (all of which were granted at market price on the date of grant) and exercised during 2000, 1999, and 1998 appears below. The number of shares exercisable at March 31, 1997 and exercised in fiscal 1998 has been retroactively restated for the stock split in 1998.


                                 Per Share Option Price
      (Adjusted for 1994, 1996 and 2000 Stock Dividends and 1998 Stock Split)
      -----------------------------------------------------------------------
                                                                            Total
      Exercise Price:            $ 2.35    $ 3.01     $ 3.56    $ 4.46     Options
                                 ======    ======     ======    ======     -------

      Outstanding option
       shares, March 31,
       1997 (all exercisable)     9,273     3,900     11,037     5,679     29,889

      Exercised                  (7,323)   (3,396)    (4,374)   (2,550)   (17,643)
                                 ------------------------------------------------
      Outstanding option
       shares, March 31,
       1998 (all exercisable)     1,950       504      6,663     3,129     12,246

      Exercised                  (1,224)        -       (923)   (1,350)    (3,497)
                                 ------------------------------------------------
      Outstanding option
       shares, March 31,
       1999 (all exercisable)       726       504      5,740     1,779      8,749

      Exercised                    (726)     (102)    (1,556)        -     (2,384)
      Cancelled                       -         -     (1,102)        -     (1,102)
      Effect of 5% stock
       dividend                       -        20        212        88        320
                                 ------------------------------------------------
      Outstanding option
       shares, March 31,
       2000 (all exercisable)         -       422      3,294     1,867      5,583
                                 ================================================
      Options expire in
       fiscal year                    -      2002       2003      2005


12.   Retirement Plans
      ----------------

      Pension Plan
      ------------

      The Company participates in an industry-sponsored defined benefit pension plan. This noncontributory plan includes all employees who meet age and years of service requirements. The net pension expense was $4,158 for the year ended March 31, 2000. Pension expense/(benefit) totaled $975 and $(1,802) for the years ended March 31, 1999 and 1998, respectively.

      The plan's assets are invested in fixed income securities and common stocks. Information relative to the Company's portion of accumulated plan benefits and assets available for benefits is not available. However, the latest annual report for the entire plan indicates that, as of June 30, 1999, net assets available for benefits (approximately $1,850 million) exceeded the actuarial present value of accumulated plan benefits by approximately $564 million. The actuarial present value of accumulated plan benefits for June 30, 1999 is based upon a discount rate of 8%.

      401(k) Plan
      -----------

      The Company offers a 401(k) plan to its employees and contributes a matching amount to participants; this matching amount is a portion of the employees' contribution. The Company's contributions in fiscal 2000, 1999 and 1998 were $19,331, $15,975 and $16,433, respectively.

13.   Other Expenses
      --------------

      Included in other expenses for the years ended March 31, 2000, 1999 and 1998 are:


                                   2000        1999        1998
                                 --------------------------------

      Telephone                  $ 67,311    $ 75,896    $ 46,577
      Computer expense             69,853      61,074      52,591
      Other                       339,629     328,557     285,560
                                 --------------------------------
                                 $476,793    $465,527    $384,728
                                 ================================


14.   Other Comprehensive Income
      --------------------------

      Beginning in 1999, Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, requires display on financial statements of amounts of total comprehensive income and accumulated other comprehensive income. There was no net accumulated other comprehensive income in 1998. The components of other comprehensive income for 2000 and 1999 are as follows:


                                                        2000         1999
                                                     ----------------------

      Unrealized losses arising during the year,
       net of tax effect $55,286 in 2000 and
       $14,158 in 1999                               $(114,693)    $(28,356)

      Less:  reclassification adjustment for
              losses included in net income,
              net of tax effect of $594 in
              2000 and $1,471 in 1999                    1,154        2,856
                                                     ----------------------
      Other comprehensive income                     $(113,539)    $(25,500)
                                                     ======================


15.   Fair Value of Financial Instruments
      -----------------------------------

      As required by Statement of Financial Accounting Standards No. 107, fair value estimates, methods and assumptions are set forth below for the Company's estimated fair values of its financial instruments. Fair values have been calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amount could have changed.

      Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in the actual sale.

      Cash, Due from Banks and Federal Funds Sold
      -------------------------------------------

      The fair value of cash, due from banks and federal funds sold approximates their relative book values at March 31, 2000 and 1999, as these financial instruments have short maturities.

      Time Deposits
      -------------

      The fair value of time deposits is based on the discounted cash flows of the deposits using estimated market discount rates that reflect the interest rate risk inherent in the time deposit.

      Investment Securities
      ---------------------

      The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers at or near March 31, 2000 and 1999, except for the Bank's required investment in FHLB stock which is valued at its cost since there is no market.

      Loans
      -----

      Fair values are estimated for portfolios of loans with similar financial characteristics. The fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimates of maturity are based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic, lending conditions and the effects of estimated prepayments.

      Fair values of any significant nonperforming loans are based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and historical information.

      Accrued Interest Receivable
      ---------------------------

      The fair market value of this financial instrument approximates the book value as this financial instrument has a short maturity.

      Deposit Liabilities
      -------------------

      The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of March 31, 2000 and 1999. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered at March 31, 2000 and 1999, the fair value of the Company's net assets would increase.

      Advances from the Federal Home Loan Bank
      ----------------------------------------

      The fair value of advances from the Federal Home Loan Bank is based upon the discounted value of contractual cash flows, with a discount rate based upon rates currently offered for similar remaining maturities.

      Commitments to Extend Credit
      ----------------------------

      The fair value of commitments to extend credit cannot be reasonably estimated without incurring excessive costs as the Company does not charge fees for such commitments and there is no ready market for this financial instrument.

      Limitations
      -----------

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the deferred tax assets, bank premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

      The carrying and estimated fair values of financial instruments at March 31, 2000 and 1999 are summarized below, in thousands of dollars:


                                                     2000                   1999
                                              -------------------    -------------------
                                              Carrying     Fair      Carrying      Fair
                                               Value       Value       Value      Value
                                              --------     -----     --------     -----

      Assets:
        Cash and cash equivalents             $ 7,614     $ 7,614     $ 3,797    $ 3,797
        Time deposits                           2,081       2,095       2,079      2,089
        Investments and FHLB stock              8,249       8,235       6,151      6,138
        Loans and loans held for sale, net     61,784      61,485      56,144     56,846
        Accrued interest receivable               436         436         377        377

      Liabilities:
        Deposit liabilities                    59,633      59,812      52,415     52,561
        Borrowed funds                         16,715      16,600      12,715     12,719


16.   Mid-Coast Bancorp, Inc.
      -----------------------

      Condensed financial statements for Mid-Coast Bancorp, Inc. at March 31, 2000 and 1999 and for the years ended March 31, 2000, 1999 and 1998 are presented below.

                              Balance Sheets
                              --------------



                                                             2000          1999
                                                             ----          ----

      Assets:
        Cash and due from the Bank                        $  106,381    $  104,106
        Investment in the Bank                             5,482,528     5,242,591
        Other assets                                          37,754        26,923
                                                          ------------------------
            Total assets                                  $5,626,663    $5,373,620
                                                          ========================
      Liabilities and stockholders' equity:
        Liabilities                                       $        -    $        -
        Stockholders' equity                               5,626,663     5,373,620
                                                          ------------------------
            Total liabilities and stockholders' equity    $5,626,663    $5,373,620
                                                          ========================


                            Statements of Income
                            --------------------

                                                      2000        1999        1998
                                                      ----        ----        ----

      Investment income                             $    156    $      -    $  2,290
      Operating expenses                              51,452      44,100      39,108
                                                    --------------------------------
      Loss before income taxes and equity in
       earnings of subsidiary                        (51,296)    (44,100)    (36,818)

      Income tax benefit                              11,009      10,928      10,928
                                                    --------------------------------

      Loss before equity in earnings of the Bank     (40,287)    (33,172)    (25,890)

      Equity in earnings of the Bank:
        Remitted                                     150,000     150,000     400,000
        Unremitted                                   353,475     140,958     101,506
                                                    --------------------------------

                                                     503,475     290,958     501,506
                                                    --------------------------------

      Net income                                    $463,188    $257,786    $475,616
                                                    ================================


                          Statements of Cash Flows
                          ------------------------

                                                                 2000        1999        1998
                                                                 ----        ----        ----

      Cash flows from operating activities:
        Net income                                             $ 463,188    $ 257,786    $ 475,616
        Adjustments to reconcile net income to net
         cash used by operating activities:
          Equity in unremitted earnings of the Bank             (353,475)    (140,958)    (101,506)
          Income tax benefit                                     (11,009)     (10,928)     (10,928)
          Amortization of unearned compensation                   38,262       32,140       32,142
                                                               -----------------------------------

        Net cash provided by operating activities                136,966      138,040      395,324

      Cash flows from financing activities:
        Issuance of common stock                                  7,916        12,802       57,153
        Increase in due to the Bank                                   -             -       (1,651)
        Dividends paid                                         (142,607)     (139,779)    (121,796)
        Acquisition of shares for stock award plan                    -      (109,630)    (177,925)
                                                               -----------------------------------

        Net cash used by financing activities                  (134,691)     (236,607)    (244,219)
                                                               -----------------------------------

      Net increase (decrease) in cash and due from the Bank       2,275       (98,567)     151,105

      Cash and due from the Bank at beginning of year           104,106       202,673       51,568
                                                               -----------------------------------

      Cash and due from the Bank at end of year               $ 106,381     $ 104,106    $ 202,673
                                                              ====================================
