Form 10QSB
period 2000-06-30
MID COAST BANCORP INC
filed 2000-08-14
CIK 851785

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of
                    The Securities Exchange Act of 1934.

For the Quarter ended: June 30, 2000            Commission File No. 0-18096

                           MID-COAST BANCORP, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                        01-0454232
---------------------------------------------------------------------------
  (State or other jurisdiction                            I.R.S. Employer
of incorporation or organization)                       Identification No.)


1768 Atlantic Highway, PO Box 589
Waldoboro, Maine                                               04572
---------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (207) 832-7521

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ----   ----

      The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2000, is 753,727.


Transitional Small Business Disclosure Format:   Yes     No  X
                                                    ----    ----


                          MID-COAST BANCORP, INC.,


                                    Index


PART I    FINANCIAL INFORMATION                                         Page

Item 1:   Consolidated Balance Sheets of Mid-Coast
          Bancorp, Inc. (Unaudited) at
          June 30, 2000 and March 31, 2000                                3

          Consolidated Statements of Income of Mid-Coast
          Bancorp, Inc. (Unaudited), Three Months Ended
          June 30, 2000 and 1999                                          5

          Consolidated Statement of Changes in Stockholders'
          Equity of Mid-Coast Bancorp, Inc. (Unaudited) for
          the period April 1, 1999 to June 30, 2000                       6

          Consolidated Statements of Cash Flows of Mid-Coast
          Bancorp, Inc. (Unaudited), for the Three Months
          Ended June 30, 2000 and 1999                                    7

          Notes to the Consolidated Financial Statements (Unaudited)      8

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

PART II   OTHER INFORMATION                                              16

SIGNATURES                                                               17


                           MID-COAST BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

      ASSETS

                                                           June 30,     March 31,
                                                           ----------------------
                                                            2000           2000
                                                           ----------------------

Cash and due from banks                                  $ 1,602,066    $ 2,131,302
Interest bearing deposits                                    123,775         97,426
Federal funds sold                                         4,200,000      5,385,000
                                                         --------------------------
      Cash and cash equivalents                            5,925,841      7,613,728

Time deposits                                              1,882,000      2,081,000
Investment securities available for sale                   7,337,984      7,138,482
Held to maturity investment securities
 (market value of $283,618  and $185,445 at March 31)        300,000        200,000
Investment in Federal Home Loan Bank stock                   910,800        910,800
Loans held for sale                                           93,000              0

Loans                                                     64,578,081     62,360,994
Less:  Allowance for loan losses                             507,024        482,359
       Deferred loan fees                                     89,580         94,964
                                                         --------------------------

                                                          63,981,477     61,783,671

Bank premises and equipment, net                           1,545,168      1,576,500

Other assets:
  Accrued interest receivable- loans                         349,104        324,328
  Accrued interest receivable- time deposits                  16,957         15,626
  Accrued interest receivable- investment and
  Mortgage-backed securities                                  88,571         96,284
  Deferred income taxes                                      167,266        176,948
  Prepaid expenses and other assets                          656,042        366,655
  Real estate owned\other repo assets                          4,805        180,000
                                                         --------------------------
      Total other assets                                   1,282,745      1,159,841
                                                         --------------------------
      Total assets                                       $83,259,015    $82,464,022
                                                         ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                    June 30,      March 31,
                                                  --------------------------
                                                     2000           2000
                                                  --------------------------

Liabilities:
  Deposits:
    Demand deposits                               $ 4,014,585    $ 4,033,535
    NOW Accounts                                   11,426,744     11,378,571
    Savings                                         7,618,403      7,779,961
    Money Market deposit accounts                   3,926,265      4,592,682
    Certificates of deposit                        34,203,321     31,848,684
                                                  --------------------------
      Total deposits                               61,189,318     59,633,433

Advances from the Federal Home Loan Bank           15,965,000     16,715,000
Accrued expenses and other liabilities                404,645        488,926
                                                  --------------------------

      Total liabilities                            77,558,963     76,837,359

Stockholders' equity
  Common stock, $1 par value, 1,500,000
   shares authorized; 753,727 shares
   issued and outstanding (753,570
   shares at March 31)                                753,727        753,570
  Paid-in capital                                   1,761,424      1,754,980
  Retained earnings                                 3,496,137      3,437,526
  Accumulated other comprehensive income(loss)       (139,662)      (139,039)
  Unearned compensation                              (171,574)      (180,374)
                                                  --------------------------

      Total stockholders' equity                    5,700,052      5,626,663
                                                  --------------------------

      Total liabilities and stockholders'
       equity                                     $83,259,015    $82,464,022
                                                  ==========================

                           MID-COAST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                     Three months ended    Three months ended
                                                       June 30, 2000         June 30, 1999
                                                     ----------------------------------------

Interest income:
  Interest on loans                                      $1,347,709            $1,187,729
  Interest on investment securities                          90,038                61,456
  Interest on mortgage-backed securities                     34,877                23,701
  Interest on overnight funds and other deposits            108,334                66,650
                                                         --------------------------------
      Total interest income                               1,580,958             1,339,536

Interest expense:
  Interest on deposits                                      649,245               518,203
  Interest on borrowings                                    222,099               170,871
                                                         --------------------------------

      Total interest expense                                871,344               689,074
                                                         --------------------------------
      Net interest income                                   709,614               650,462

Provision for loan losses                                    22,000                19,000
                                                         --------------------------------
      Net interest income after
       provision for loan losses                            687,614               631,462

Other income:
  Loan servicing and other loan fees                         17,742                15,245
  Gain on sale of loans                                      10,915                33,061
  Deposit account fees                                       69,661                60,833
  Miscellaneous                                              11,416                 3,525
                                                         --------------------------------
                                                            109,734               112,664

Other expenses:
  Compensation & benefits                                   268,254               259,468
  Building occupancy                                         26,110                24,547
  Repairs and maintenance                                    17,521                16,284
  Depreciation, amortization and software expense            64,143                71,451
  Advertising                                                 9,000                11,818
  Insurance expense                                          23,644                22,516
  Professional fees & shareholder services                   55,104                47,082
  Real estate owned                                           1,534                   156
  Other                                                     120,183               106,603
                                                         --------------------------------
                                                            585,493               559,925
                                                         --------------------------------

Income before income taxes                                  211,855               184,201
Income tax expense                                           78,835                59,748
                                                         --------------------------------
Net income                                               $  133,020            $  124,453
                                                         --------------------------------

Weighted average common shares outstanding
  Basic                                                     743,782               742,972
  Fully-diluted                                             748,095               747,189

Earnings per share - basic                               $     0.18            $    0.17
                                                         ===============================
Earnings per share - diluted                             $     0.18            $    0.17
                                                         ===============================


                           MID-COAST BANCORP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

For the Period April 1, 1999 to June 30, 2000

                                                                                   Accumulated
                                                                                      Other
                                                                                  Comprehensive                   Total
                                             Common       Paid-In      Retained       Income      Unearned     Stockholders
                                              Stock       Capital      Earnings       (Loss)    Compensation      Equity
                                            -------------------------------------------------------------------------------

Balance March 31, 1999                      $715,457    $1,535,412    $3,371,524    $ (25,500)    $(223,273)    $5,373,620
  Net income                                       0             0       124,453            0             0        124,453
  Net change in market value of
   investments available for sale,
   net of taxes                                    0             0             0      (55,267)            0        (55,267)
                                                                                                                ----------
Total comprehensive income                                                                                          69,186

  Amortization of unearned compensation            0             0             0            0         9,566          9,566
  Issuance of 175 shares
   of common stock upon
   exercise of options                           175           480             0            0             0            655
  Cash dividends declared
   ($.10 per share)                                0             0       (70,611)           0             0        (70,611)
  Other activity related to Recognition
  and Retention Plan                               0        (4,814)            0            0         4,637           (177)
                                            ------------------------------------------------------------------------------
Balance June 30, 1999                        715,632     1,531,078     3,425,366      (80,767)     (209,070)     5,382,239
  Net income                                       0             0       338,735            0             0        338,735
  Net change in market value of
  Investments available for sale,
  net of taxes                                     0             0             0      (58,272)            0        (58,272)
                                                                                                                ----------
Total comprehensive income                                                                                         280,463

  Amortization of unearned compensation            0             0             0            0        28,696         28,696
  Issuance of 2,209 shares
   of common stock upon
    exercise of options                        2,209         5,052             0            0             0          7,261
  Cash dividends declared
   ($.20 per share  to Recognition and
   Retention Plan                                  0         6,042             0            0             0          6,042
  5 % stock dividend issued                   35,729       218,850      (255,749)           0             0         (1,170)
                                            -----------------------------------------------------------------------------
Balance March 31, 2000                       753,570     1,754,980     3,437,526     (139,039)     (180,374)     5,626,663
  Net income                                       0             0       133,020            0             0        133,020
  Net change in market value
  Investments available for sale,
  net of taxes                                     0             0             0         (623)            0           (623)
                                                                                                                ----------
Total comprehensive income                                                                                         132,397

  Amortization of unearned compensation            0             0             0            0         8,800          8,800
  Issuance of  157 shares
   of common stock upon
   exercise of options                           157           402             0            0             0            559
  Cash dividends declared
  ($.10 per share)                                 0             0       (74,409)           0             0        (74,409)
  Other activity related to Recognition
  and Retention Plan                               0         6,042             0            0             0          6,042
                                            ------------------------------------------------------------------------------
Balance June 30, 2000                       $753,727    $1,761,424    $3,496,137    $(139,662)    $(171,574)    $5,700,052
                                            ==============================================================================


                           MID-COAST BANCORP, INC
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Three months Ended    Three months Ended
                                                               June 30,              June 30,
                                                                 2000                 1999
                                                          ----------------------------------------

Cash flows from operating activities:
  Net income                                                  $  133,020            $  124,453
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Depreciation, amortization, and accretion                      43,489                51,885
    Provision for losses on loans                                 22,000                19,000
    Gain on sale of loans                                        (10,915)              (33,061)
    Net change in deferred loan fees                              (5,384)               13,385
    Loss on sale of Real Estate Owned                              1,016                     0
    Loans originated for sale                                   (406,000)           (1,279,561)
    Proceeds from sales of loans                                 323,915             1,088,222
    (Increase) decrease in other assets                         (291,726)                2,486
    Increase (decrease) in other liabilities                     (84,281)               26,508
                                                              --------------------------------

      Net cash provided (used) by operating activities          (274,866)               13,317

Cash flows from investing activities:
  Loan originations and repayments, net                       (2,219,226)           (1,344,549)
  Net change in  time deposits                                   199,000              (298,000)
  Investment and mortgage-backed securities:
   available for sale:
    Purchases                                                   (260,617)             (958,720)
    Proceeds from sales, maturities and repayments                59,924                66,868
    Purchase of held to maturity securities                     (100,000)                    0
    Purchases of property and equipment                           (3,121)              (15,394)
    Proceeds from sale of real estate owned                      178,984                     0
                                                              --------------------------------

      Net cash used by investing activities                   (2,145,056)           (2,549,795)

Cash flows from financing activities:
  Net increase (decrease) in certificates
   of deposits                                                 2,354,637              (201,199)
  Net increase (decrease) in demand, NOW, savings
   and money market deposit accounts                            (798,752)            1,820,482
  FHLB Advances                                                3,000,000               750,000
  FHLB Advances paid                                          (3,750,000)           (1,000,000)
  Dividends paid in cash                                         (74,409)              (70,611)
  Sale of common stock                                               559                   655
                                                              --------------------------------
  Net cash provided by financing activities                      732,035             1,299,327
                                                              --------------------------------

Net decrease in cash and cash equivalents                     (1,687,887)           (1,237,151)
Cash and cash equivalents, at beginning of period              7,613,728             3,796,788
                                                              --------------------------------
Cash and cash equivalents, at end of period                   $5,925,841            $2,559,637
                                                              ================================

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                June 30, 2000


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

      Amounts presented in the consolidated financial statements as of March 31, 2000 were derived from audited consolidated financial statements.

2.    Dividends Paid
--------------------

      The Board of Directors of the Company declared a cash dividend of $.10 for each share of common stock, which was payable on June 30, 2000 to shareholders of record on June 1, 2000.

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

5.    Prepaid expenses and other assets
---------------------------------------

      Prepaid expenses and other assets includes $220,000 associated with the planned merger with Union Bankshares. These costs will be expensed when the merger is consummated, or when it is probable that the merger will not occur.

6.    Pending merger agreement
------------------------------
      On March 27, 2000 the Company entered into an Agreement and Plan of Merger with Union Bankshares Company (Union) whereby Union will acquire all the Company's common stock to Union for $15.875 per share and the Company will be merged with and into a newly created merger subsidiary of Union. Union will be the surviving Company in the merger. The merger is subject to the approval of various state and federal banking regulatory authorities. The merger is expected to occur in the third quarter of 2000. The agreement stipulates that the Bank will, shortly after consummation the transaction, be merged with and into Union Trust Company, a subsidiary of Union.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

      Mid-Coast Bancorp, Inc. (the "Company" or "Bancorp") was incorporated for the purpose of becoming the holding company for The Waldoboro Bank, F.S.B. (the "Bank") a federally-chartered savings association. The results of the Company essentially represent the operations of the Bank. The Bank converted to stock form in 1989, and issued 237,500 shares of common stock at $8.00 per share. On March 31, 1998 the Company completed a three-for-one stock split, and on December 31, 1999 issued a 5 % stock dividend. As of June 30, 2000 the Company had 753,727 shares outstanding.

      The Bank had total assets of $83.3 million as of June 30, 2000. The Bank conducts its business through an office located in Waldoboro, Maine, where it was originally founded in 1891 as a Maine building and loan association, and three branches located in Belfast, Jefferson and Rockland, Maine. The Bank received its federal charter on August 9, 1983 and its deposits are currently insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation.

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


Comparison of Financial Condition at June 30, 2000 and March 31, 2000

      Total assets increased $794,992 or 1.0% to $83.3 million at June 30, 2000 from $82.5 million at March 31, 2000. The growth in assets is primarily due to an increase in deposits, which were used to fund the purchase of investments, originate loans and reduce Advances from the FHLB.

      Total loans, including loans held for sale, increased $2.3 million, or 3.7%, from $62.4 million to $64.7 million at June 30, 2000.

      The following table shows loans held for sale and loans at June 30, 2000 and March 31, 2000, the net change and the percentage of change:

                                     June 30, 2000    March 31, 2000      Change      % change
                                     ---------------------------------------------------------

Loans held for sale                   $    93,000       $         -     $   93,000     100.0%
Real estate mortgages-residential      41,201,957        39,890.731      1,311,226       3.3
Real estate mortgages-commercial       10,441,462        10,341,277        100,185       1.0
Construction, net of undisbursed        1,774,195         2,131,063       (356,868)    (16.8)
Other commercial                        3,838,805         3,444,558        394,247      11.5
Home equity                             1,904,264         1,783,823        120,441       6.8
Installment and other                   5,417,398         4,769,542        647,856      13.6
                                      ------------------------------------------------------
      Total                           $64,671,081       $62,360,994     $2,310,087       3.7%
                                      =======================================================


      The growth in Real estate mortgage loans has been primarily a result of a positive economic climate in the Bank's market area and active solicitation of the business by the Bank's lending team.

      Cash and cash equivalents decreased $1.7 million or 22.2%. The decrease was primarily due to a $1.2 million decrease in Federal funds sold which was used to fund loan originations. Investments, including Time deposits, increased $100,502 or 1.0% to $10.4 million at June 30, 2000.

      Total other assets increased $122,904 or 10.6%. The increase is net of a $175,195 decrease in Real estate owned/other repo assets due to a sale of an OREO property, and a $298,099 increase in other assets due primarily to $220,000 of prepaid expenses relating to the pending merger ( see note 6 to the financial statements).

      At June 30, 2000, total liabilities increased $721,604 or 0.9% to $77.6 million. Demand deposits (non-interest bearing deposits) decreased $18,950 or 0.5%, NOW, Savings and Money Market accounts decreased $779,802 or 3.3%, and Certificates of Deposit increased $2.4 million or 7.4%. The increase in Certificates of deposit resulted from a special CD offering during the quarter.

      Total Stockholders' Equity increased $73,389 to $5.7 million at June 30, 2000. The increase in equity is primarily attributable to net income of $133,020 which is partially offset by the payment of cash dividends of $74,409.

Asset Quality and Allowance for Loan Losses

      At June 30, 2000 and March 31, 2000 total loans contractually past due 90 days or more amounted to $558,637 or 0.87% of loans and $131,587 or 0.21%, respectively. This increase is related to five loans. One loan with an outstanding balance of approximately $250,000 is 75% guaranteed by the Small Business Administration and the four loans amounting to approximately $271,000 are secured by residential real estate. At June 30, 2000, the Bank had $27,232 of accruing loans which were 90 days or more delinquent as compared to $13,222 at March 31, 2000.

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

      Total non-performing assets, including real estate owned/other repossed assets, totaled $563,442 or 0.68% of total assets at June 30, 2000 compared to $311,587 or 0.38% at March 31, 2000.

      The allowance for loan losses amounted to $507,024 at June 30, 2000 compared to $482,359 at March 31, 2000. The increase in allowance for loan losses is primarily due to the current periodic provision for loan losses of $22,000 and net recoveries of $2,665. The Bank's allowance for loan losses as a percentage of total loans was 0.79% at June 30, 2000.

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

      At June 30, 2000, the adjustable rate loans in the residential mortgage loan portfolio totaled $30.1 million or 71.6% and adjustable rate loans in the commercial loan portfolio totaled $11.1 million or 81.1%. The Bank's strategy regarding liabilities is to attempt to restructure its deposits by increasing NOW and savings accounts and decreasing certificates of deposit. Certificates of deposit represent $34.2 million or 55.9% of the Bank's deposits at June 30, 2000 as compared to $31.8 million or 53.4% at March 31, 2000

      Typically, in a rising interest rate environment, the Bank's interest rate spread would decrease because liabilities would be repricing faster than assets for the same period. In contrast, in a declining rate environment, the spread would increase resulting in a positive affect on the Bank's net interest income. However, many of the Bank's interest bearing liabilities have no stated maturity date and therefore interest rate changes on such deposit products are more subject to control by management. With this in mind, management allows for an asset/liability position in which liabilities are more rate sensitive than the assets, within limits established by the Bank's Asset/Liability Committee.


                            RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 and 1999

Net Income

      Mid-Coast recorded net income of $133,020 or $0.18 per share for the three months ended June 30, 2000 compared to $124,453 or $0.17 per share for the three months ended June 30, 1999.

      The 6.9% increase in net income has resulted from increases to net interest income, increases in fee income, a modest increase in provision for loan losses and increases in other expenses and income taxes. Discussion of all of these components follows.


Interest Income

      Total interest income amounted to $1,580,958 an increase of $241,422 or 18.0%. The increases in total interest income are attributable to the growth in interest earning assets, primarily loans.

      Interest income on Investments and mortgage backed securities increased $81,442 or 53.7% primarily due to a $3.3 million increase in the average balance outstanding.

      Interest income on loans increased $159,980 or 13.5% primarily due to a $6.2 million or 10.8% increase in the average balance outstanding. The average yield on loans increased to 8.51% from 8.31%, a result of the Bank's emphasis on adjustable rate loans.

      The following table shows total interest earning assets, and the percentage of total interest earning assets to total assets at the dates indicated:

                    Total interest         % of
                    earning assets     total assets
                    -------------------------------

At:
June 30, 2000         $79,425,640        95.4%
March 31, 2000         78,173,702        94.8
December 31, 1999      72,565,470        94.9
September 30, 1999     72,186,155        95.3
June 30, 1999          68,216,254        94.5


Interest Expense

      Total interest expense amounted to $871,344, an increase of $182,270 or 26.5%, due primarily to a $10.9 million or 16.6% increase in the average outstanding balances of deposits and borrowings and an increase in the interest rates paid on deposits and borrowings.

      The following table shows balances of Certificates of deposit, Transaction deposit accounts (Demand deposits, NOW accounts, savings accounts, and money market accounts) and Advances from the Federal Home Loan Bank and their respective percentage to total funding at the dates indicated:

                           June 30, 2000    March 31, 2000    December 31, 1999    June 30, 1999
                           ---------------------------------------------------------------------

Certificates of deposit     $34,203,321       $31,848,684     $33,127,164           $32,503,840
   % of total funding              44.3%             41.7%           47.0%                 48.9%
Transaction accounts         26,985,997        27,784,749      24,686,954            21,530,316
   % of total funding              35.0%             36.4%           35.0%                 32.4%
Total deposits               61,189,318        59,633,433      57,814,118            54,034,156
   % of total funding              79.3%             78.1%           82.0%                 81.3%
FHLB advances                15,965,000        16,715,000      12,715,000            12,465,000
   % of total funding              20.7%             21.9%           18.0%                 18.7%
Total funding               $77,154,318       $76,348,433     $70,529,118           $66,499,156
   % of total funding            100.00%           100.00%         100.00%               100.00%


Net Interest Income

      As a result of increases in total interest income offset by a lesser increase in total interest expense, net interest income amounted to $709,614, an increase of $59,152 or 9.1%. As a percentage of average earning assets, net interest income decreased to 3.58% from 3.82%, for the three months ended June 30, 2000 and 1999, respectively.

      Changes in net interest income occur from volume changes in interest earning assets and interest bearing liabilities, the mix of these components, and changes in interest rates. Loans, the primary component of interest earning assets, are comprised of products having fixed rates of interest over the life of the loan and variable rates of interest that change periodically as changes in the prime lending rate and other indices change. As of June 30, 2000, approximately $44.2 million or 68.4% of total loans had adjustable rates of interest.

Provisions for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including general economic conditions, loan portfolio compositions, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank's provision for loan losses amounted to $22,000, an increase of $3,000 or 15.8%. This increase is related to the growth in commercial and commercial real estate loans.

Non Interest Income

      Total non interest income amounted to $109,734, a decrease of $2,930 or 2.6%. This decrease is attributable to a $8,828 or 14.5% increase in deposit account fees, due to an increase in the number of accounts,a $2,497 or 16.4% increase in loan servicing related fees, and a $7,891 increase in other noninterest income, offset by a $22,146 or 67.0% decrease in gain on sale of loans due to lower loan sales volume.

Non Interest Expenses

      Total non interest expenses amounted to $585,493, an increase of $25,568 or 4.6%. This increase is the net effect of an $8,786 or 3.4% increase in compensation related expenses (including benefits), a $8,022 or 17.0% increase in professional fees, primarily for corporate planning relating to the pending merger, and an $8,760 or 3.5% increase in all other operating expenses.

Income Tax Expense

      Income tax expense increased $19,087 or 31.9% primarily as a result of the increase in pretax income from operations.

Liquidity and Capital Resources

      On June 30, 2000, the Holding Company's stockholders' equity was $5,700,052 or 6.85% of total assets compared to $5,626,663 or 6.82% at March 31, 2000.

      The Office of Thrift Supervision ("OTS") requires savings institutions such as Waldoboro to maintain a specified ratio of cash and short-term investment securities to new withdrawal deposits and borrowings with maturities of one year or less. This minimum OTS required liquidity ratio is currently 4%. This rate may vary from time to time, depending upon general economic conditions and deposit flows. As a part of its asset/liability management program, Waldoboro has historically maintained liquidity in excess of regulatory requirements to better match its short-term liabilities. At June 30, 2000, Waldoboro's liquid assets amounted to $11,479,546, resulting in a liquidity ratio of 17.28%, compared to 11.94%. Historically, the bank maintains a liquidity ratio of approximately 15%.

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

      At June 30, 2000, Waldoboro had tangible capital of $5,763,000 or 6.9% of adjusted total assets, which exceeds the minimum required tangible capital and leverage ratio or "core" capital requirements. At March 31, 2000 tangible capital amounted to $5,624,000 which was 6.8% of adjusted total assets.

                          PART II OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

      There was no material litigation pending to which the Registrant was a party or to which the property of the Registrant was subject during the quarter ended June 30, 2000.

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

          None

Item 5.   Other Information.
          ------------------

          None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   Exhibits required by Item 601 of Regulation S-B.
          (10) Termination Agreement with Wesley E. Richardson

          (27) Financial Data Schedule*
          *Submitted only with filing in electronic format.

    (b)   Reports on Form 8-K.

          None.


                                 SIGNATURES


      In accordance with the requirements of The Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MID-COAST BANCORP, INC.



Date  August 10, 2000                   /s/ Wesley E. Richardson
      ---------------                   ------------------------
                                        (Signature)
                                        Wesley E. Richardson
                                        President and Treasurer